Form 10-Q
period 2018-09-30
E TRADE FINANCIAL CORP
filed 2018-11-01
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
As of October 30, 2018, there were 254,239,061 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2018

E*TRADE Q3 2018 10-Q | Page i

Unless otherwise indicated, references to "the Company," "we," "us," "our," "E*TRADE" and "E*TRADE Financial" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, the Converging Arrows logo, OptionsHouse, Equity Edge Online, Trust Company of America (TCA), and LibertyTM are trademarks or registered trademarks of E*TRADE Financial Corporation in the United States and in other countries. All other trademarks are the property of their respective owners.

E*TRADE Q3 2018 10-Q | Page ii

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

•	our capital plan initiatives,

•	the timing and payment of dividends on our capital stock, including our common and preferred stock,

•	the payment of dividends from our subsidiaries to our parent company,

•	the management of our legacy mortgage and consumer loan portfolio,

•	our ability to utilize deferred tax assets, the expected implementation and applicability of government regulation and our ability to comply with these regulations,

•	our ability to maintain required regulatory capital ratios,

•	continued repurchases of our common stock,

•	our ability to meet upcoming debt obligations,

•	the integration and related restructuring costs of past and any future acquisitions,

•	the expected outcome of existing or new litigation,

•	our ability to execute our business plans and manage risk,

•	future sources of revenue, expense and liquidity, and

•	any other statement that is not historical in nature.
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

•	changes in business, economic or political conditions,

•	performance, volume and volatility in the equity and capital markets,

•	changes in interest rates or interest rate volatility,

•	customer demand for financial products and services,

•	our ability to continue to compete effectively and respond to aggressive price competition within our industry,

•	cyber security threats, potential system disruptions and other security breaches or incidents,

•	our ability to participate in consolidation opportunities in our industry, to complete consolidation transactions and to realize synergies or implement integration plans,

•	our ability to service our corporate debt and, if necessary, to raise additional capital,

•	changes in government regulation or actions by our regulators, including those that may result from the implementation and enforcement of regulatory reform legislation,

E*TRADE Q3 2018 10-Q | Page 1

•	our ability to move capital to our parent company from our subsidiaries,

•	adverse developments in litigation,

•	our ability to manage our balance sheet growth,

•	the timing, duration and costs associated with our stock repurchase program,

•	our ability to manage credit risk with customers and counterparties, and

•	the impact of federal tax reform, including as a result of future regulations and guidance.
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

E*TRADE Q3 2018 10-Q | Page 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the Annual Report on Form 10-K for the year ended December 31, 2017.

OVERVIEW
Company Overview
E*TRADE is a financial services company that provides brokerage and related products and services primarily to individual retail investors. Founded on the principle of innovation, we aim to enhance the financial independence of traders and investors through a powerful digital experience that includes tools and educational materials, supported by professional guidance, to help individual investors and traders meet both near- and long-term investing goals. We provide these services to customers through our digital platforms and network of industry-licensed customer service representatives and financial consultants, over the phone, by email and online via two national financial centers and in-person at 30 regional financial centers across the United States. We operate directly and through several subsidiaries, many of which are overseen by governmental and self-regulatory organizations. Our most important subsidiaries are described below:

•	E*TRADE Securities LLC (E*TRADE Securities) is a registered broker-dealer that clears and settles customer securities transactions.

•
E*TRADE Bank is a federally chartered savings bank that provides Federal Deposit Insurance Corporation (FDIC) insurance on qualifying amounts of customer deposits and provides other banking and cash management capabilities.

•
E*TRADE Savings Bank, a subsidiary of E*TRADE Bank, is a federally chartered savings bank that provides FDIC insurance on qualifying amounts of customer deposits and custody solutions for registered investment advisors (RIAs).

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

E*TRADE Q3 2018 10-Q | Page 3

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

E*TRADE Q3 2018 10-Q | Page 4

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
As we continue to deliver on our capital plan initiatives, we are focused on generating and effectively deploying and returning excess capital, including through our share repurchase program and common stock dividends, for the benefit of our shareholders.
Products and Services
We offer a broad range of products and services to our customers. Our core brokerage business is organized into four product areas: Trading, Investing, Corporate Services, and Advisor Services. Additionally, we offer banking and cash management capabilities, including deposit accounts insured by the FDIC, which are fully integrated into customer brokerage accounts. Among other features, customers have access to debit cards with ATM fee refunds, online and mobile bill pay, mobile check deposits, and E*TRADE Line of Credit, a program which allows customers to borrow against the market value of securities pledged as collateral.
Trading
The Company delivers automated trade order placement and execution services, offering our customers a full range of investment vehicles, including US equities, exchange-traded funds (ETFs), options, bonds, futures, American depositary receipts and non-proprietary mutual funds. Margin accounts are also available to qualifying customers, enabling them to borrow against their securities. We help customers plan and execute margin trades through robust margin solutions, including calculators and requirement lookup and analysis tools. The Company also offers a fully paid lending program, which allows our customers to be compensated for allowing us to lend certain securities in their account.
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

E*TRADE Q3 2018 10-Q | Page 5

Corporate Services
The Company provides stock plan administration services for both public and private companies. Through our industry-leading platform, Equity Edge OnlineTM, the Company offers management of employee stock option plans, employee stock purchase plans and restricted stock plans with fully-automated stock plan administration. Accounting, reporting and scenario modeling tools are also available. The integrated stock plan solutions include multi-currency settlement and delivery, disbursement in various currencies and streamlined tax calculation. Additionally, corporate clients are offered 10b5-1 plan design and implementation and SEC filing assistance. The Company's digital platforms allow participants in corporate client stock plans to view and manage their holdings. Participants have access to education tools, restricted stock sales support and dedicated stock plan service representatives. Our Corporate Services channel is an important driver of brokerage account and asset growth, serving as an introductory channel to the Company, with over 1.7 million individual stock plan accounts. We serve approximately 20% of S&P 500 companies, including nearly 40% of technology companies and nearly 50% of healthcare companies within the index. In total, we serve over 50% of all publicly traded U.S. technology companies. As of September 30, 2018, approximately 35% of customer cash is related to the Corporate Services channel.
Advisor Services
With the acquisition of TCA, which was completed on April 9, 2018, the Company has expanded its ability to provide technology solutions and custody services to independent RIAs. Liberty, our proprietary technology platform, includes sophisticated modeling, rebalancing, reporting and practice management capabilities that are fully customizable for the RIA. We expect our Advisor Services channel to provide access to a growing segment of our industry and help bolster the Company's ability to attract and retain customers in need of specialized and sophisticated customer service engagement. As of September 30, 2018, the Advisor Services channel had approximately $12 billion in commitments for future assets under custody from RIAs, representing a significant increase from the $17 billion in assets under custody when the Company announced the planned acquisition of TCA in October 2017.
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

E*TRADE Q3 2018 10-Q | Page 6

Significant Events in the Third Quarter of 2018
Declared quarterly dividend on common stock
In October 2018, our Board of Directors declared a quarterly cash dividend of $0.14 per share on our outstanding shares of common stock. The dividend is payable on November 15, 2018, to shareholders of record as of the close of business on October 30, 2018.
Completed prior $1 billion share repurchase program and approved new $1 billion program
During the third quarter of 2018, we completed our prior $1 billion share repurchase program with the repurchase of 5.3 million shares of common stock at an average price of $58.74 per share, or $310 million in the aggregate during the quarter. As of September 30, 2018, we have repurchased 19.5 million shares of common stock at an average price of $51.38 per share since we began repurchasing shares under this authorization in the third quarter of 2017. In October 2018, our Board of Directors authorized a new $1 billion share repurchase program. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions and our capital position. We have the ability to complete up to half of the authorization during the fourth quarter of 2018 and intend to complete the remainder by the end of 2019. As of October 30, 2018, we have subsequently repurchased an additional 2.5 million shares of common stock at an average price of $47.77 per share.
Redeemed our Trust Preferred Securities (TRUPs)
During the third quarter of 2018, the Company redeemed all $413 million of its outstanding TRUPs. In connection with the redemption, we recognized a loss on early extinguishment of debt of $4 million, consisting of the difference between the carrying value of the TRUPs redeemed, including unamortized debt issuance costs, and the total cash amount paid, including related fees and expenses. Net proceeds from the June 2018 issuance of the 4.50% Senior Notes due 2028 (Senior Notes) were used to redeem the TRUPs. For additional information about the debt issuance, see Note 11—Corporate Debt.

E*TRADE Q3 2018 10-Q | Page 7

Key Performance Metrics
Management monitors customer activity and corporate metrics to evaluate the Company’s performance. The most significant of these are displayed below along with the percentage variance for the three months ended September 30, 2018 from the same period in 2017. These metrics include the impact of the TCA acquisition from the April 9, 2018 acquisition date, as applicable.
Customer Activity Metrics:

E*TRADE Q3 2018 10-Q | Page 8

E*TRADE Q3 2018 10-Q | Page 9

Daily Average Revenue Trades (DARTs) is the predominant driver of commissions revenue from our customers. DARTs were 266,290 and 277,796 for the three and nine months ended September 30, 2018, respectively, compared to 205,763 and 207,065 for the same periods in 2017.
Derivative DARTs, a key driver of commissions revenue, is the daily average number of options and futures trades, and Derivative DARTs percentage is the mix of options and futures as a component of total DARTs. Derivative DARTs were 85,977 and 90,075 for the three and nine months ended September 30, 2018, respectively, compared to 66,122 and 63,869 for the same periods in 2017. Derivative DARTs represented 32% of total DARTs for both the three and nine months ended September 30, 2018, compared to 32% and 31% for the same periods in 2017.

E*TRADE Q3 2018 10-Q | Page 10

Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $7.04 and $7.21 for the three and nine months ended September 30, 2018, respectively, compared to $7.76 and $8.54 for the same periods in 2017. Average commission per trade for the nine months ended September 30, 2018 was impacted by trade mix and the continued migration of customers to lower active trader commission pricing resulting from our reduced commission rates for equity and options trades effective March 13, 2017, which were as follows:

•	Stock, options and ETF trade commissions reduced to $6.95 from $9.99

•	For active traders, commissions reduced to $4.95 from $7.99 and options charges reduced to $0.50 per contract from $0.75; trades required for active trader tier reduced to 30 per quarter from 150.
End of period brokerage accounts and net new brokerage accounts are indicators of our ability to attract and retain brokerage customers. End of period brokerage accounts were 3.9 million and 3.6 million at September 30, 2018 and 2017, respectively. Net new brokerage accounts were 67,163 and 314,490 for the three and nine months ended September 30, 2018, respectively, compared to 26,225 and 125,711 for the same periods in 2017. Our annualized net new brokerage account growth rate was 6.9% and 11.5% for the three and nine months ended September 30, 2018, respectively, compared to 2.9% and 4.8% for the same periods in 2017. Excluding the 145,891 accounts acquired on April 9, 2018 as part of the TCA acquisition, the adjusted annualized net new brokerage account growth rate was 6.2% for the nine months ended September 30, 2018.
Customer margin balances represents credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Customer margin balances were $11.2 billion and $8.5 billion at September 30, 2018 and 2017, respectively.
Customer assets is an indicator of the value of our relationship with the customer. An increase generally indicates that the use of our products and services by new and existing customers is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. Customer assets were $472.8 billion and $365.3 billion at September 30, 2018 and 2017, respectively.
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. Brokerage related cash was $53.3 billion and $52.3 billion at September 30, 2018 and 2017, respectively.
Net new brokerage assets is total inflows to new and existing brokerage accounts less total outflows from closed and existing brokerage accounts. The net new brokerage assets metric is a general indicator of the use of our products and services by new and existing brokerage customers. Net new brokerage assets were $3.2 billion and $29.6 billion for the three and nine months ended September 30, 2018, respectively, compared to $2.2 billion and $9.0 billion for the same periods in 2017. During the three and nine months ended September 30, 2018, our annualized net new brokerage asset growth rate was 3.3% and 11.6%, respectively, compared to 2.9% and 4.4% for the same periods in 2017. Excluding the $18.4 billion of assets acquired on April 9, 2018 as part of the TCA acquisition, the adjusted annualized net new brokerage asset growth rate was 4.4% for the nine months ended September 30, 2018.
Managed products represents customer assets in our Managed Portfolios which are a driver of fees and service charges revenue. Managed products were $6.2 billion and $4.9 billion at September 30, 2018 and 2017, respectively.

E*TRADE Q3 2018 10-Q | Page 11

Corporate Metrics:

E*TRADE Q3 2018 10-Q | Page 12

Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 52% and 49% for the three and nine months ended September 30, 2018, respectively, compared to 37% and 44% for the same periods in 2017.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating operating margin performance. Adjusted operating margin was 48% and 46% for the three and nine months ended September 30, 2018, respectively, compared to 42% and 39% for the same periods in 2017. See MD&A—Earnings Overview for a reconciliation of adjusted operating margin to operating margin.
Return on common equity is calculated by dividing annualized net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Return on common equity was 17% and 16% for the three and nine months ended September 30, 2018, respectively, compared to 9% and 10% for the same periods in 2017.
Adjusted return on common equity is a non-GAAP measure calculated by dividing annualized adjusted net income available to common shareholders, a non-GAAP measure which excludes the provision (benefit) for loan losses and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating return on common equity performance, by average common shareholders' equity, which excludes preferred stock. Adjusted return on common equity was 16% and 15% for the three and nine months ended September 30, 2018, respectively, compared to 10% and 9% for the same periods in 2017. See MD&A—Earnings Overview for a reconciliation of adjusted net income available to common shareholders to net income and adjusted return on common equity to return on common equity.
Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Cash and equivalents was $596 million and $896 million at September 30, 2018 and 2017, respectively, while corporate cash was $517 million and $309 million for the same periods. See MD&A—Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.
Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 7.1% and 7.2% at September 30, 2018 and 2017, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.1% and 7.7% at September 30, 2018 and 2017, respectively. See MD&A—Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.

E*TRADE Q3 2018 10-Q | Page 13

Interest-earning assets, along with net interest margin, are an indicator of our ability to generate net interest income. Average interest-earning assets were $60.1 billion and $60.0 billion for the three and nine months ended September 30, 2018, respectively, compared to $54.8 billion and $51.8 billion for the same periods in 2017.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 3.10% and 3.03% for the three and nine months ended September 30, 2018, respectively, compared to 2.85% and 2.74% for the same periods in 2017.
Total employees were 4,091 and 3,584 at September 30, 2018 and 2017, respectively.
Regulatory Developments
In April 2016, the US Department of Labor (DOL) published its final Conflicts of Interest Rule—Retirement Investment Advice regulations under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (Fiduciary Rule). The Fiduciary Rule generally subjects particular persons, such as broker-dealers and other financial advisors providing investment advice to individual retirement accounts and other qualified retirement plans and accounts, to fiduciary duties and additional regulatory restrictions for a wider range of customer interactions. On March 5, 2018, the Fifth Circuit Court of Appeals issued a decision vacating the Fiduciary Rule in its entirety, and on June 21, 2018, following expiration of the appeals period for the decision and resolution of certain motions for appeal and intervention, issued a mandate making the decision effective.
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA) was passed. The EGRRCPA amended provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) as well as other statutes administered by the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC (collectively, the “federal banking agencies”). In July 2018, the federal banking agencies issued a joint release clarifying that as a result of the passage of EGRRCPA, certain requirements, including company-run stress testing requirements under the Dodd-Frank Act, would no longer be required for savings and loan holding companies and banks with less than $100 billion in total consolidated assets, such as the Company and E*TRADE Bank. In addition the Federal Reserve Board issued a separate statement clarifying that, pursuant to EGRRCPA, it will not take action to enforce certain regulatory and reporting requirements, including the modified liquidity coverage ratio (LCR) for firms, like the Company, with less than $100 billion in total consolidated assets. See MD&A—Liquidity and Capital Resources for further information.

E*TRADE Q3 2018 10-Q | Page 14

EARNINGS OVERVIEW
We generated net income of $285 million and $782 million on total net revenue of $720 million and $2.1 billion for the three and nine months ended September 30, 2018, respectively. The following chart presents a reconciliation of net income for the three months ended September 30, 2017 to net income for the three months ended September 30, 2018 (dollars in millions):

(1)
Includes clearing and servicing, professional services, occupancy and equipment, communications, depreciation and amortization, FDIC insurance premiums, amortization of other intangibles, restructuring and acquisition-related activities and other non-interest expenses.

E*TRADE Q3 2018 10-Q | Page 15

The following table presents significant components of the consolidated statement of income (dollars in millions except per share amounts):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2018 vs. 2017				2018 vs. 2017
	2018	2017	Amount	%	2018	2017	Amount	%
Net interest income	$466	$391	$75	19%	$1,364	$1,066	$298	28%
Total non-interest income	254	208	46	22%	774	663	111	17%
Total net revenue	720	599	121	20%	2,138	1,729	409	24%
Provision (benefit) for loan losses	(34)	(29)	(5)	17%	(74)	(142)	68	(48)%
Total non-interest expense	380	405	(25)	(6)%	1,159	1,106	53	5%
Income before income tax expense	374	223	151	68%	1,053	765	288	38%
Income tax expense	89	76	13	17%	271	280	(9)	(3)%
Net income	$285	$147	$138	94%	$782	$485	$297	61%
Preferred stock dividends	24	12	12	100%	36	25	11	44%
Net income available to common shareholders	$261	$135	$126	93%	$746	$460	$286	62%
Diluted earnings per common share	$1.00	$0.49	$0.51	104%	$2.82	$1.67	$1.15	69%
Net income increased 94% to $285 million and 61% to $782 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Net income available to common shareholders was $261 million and $746 million for the three and nine months ended September 30, 2018, respectively, which reflects payments of $24 million and $36 million in preferred stock dividends, respectively. This compares to $135 million and $460 million for the three and nine months ended September 30, 2017 which reflects payments of $12 million and $25 million in preferred stock dividends, respectively.
The increase in net income for both periods was driven by higher interest income due to a larger average balance sheet and an improvement in net interest margin, as well as higher commissions, fees and service charges and net gains on securities and other. Lower losses on early extinguishment of debt also contributed to increase net income for both periods. During the nine months ended September 30, 2018, these increases were partially offset by a lower benefit for loan losses and higher non-interest expense due primarily to increased compensation and benefits and advertising and market development expenses.
Net Revenue
The following table presents the significant components of net revenue (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2018 vs. 2017				2018 vs. 2017
	2018	2017	Amount	%	2018	2017	Amount	%
Net interest income	$466	$391	$75	19%	$1,364	$1,066	$298	28%
Commissions	117	100	17	17%	375	332	43	13%
Fees and service charges	108	92	16	17%	323	276	47	17%
Gains on securities and other, net	17	6	11	183%	42	23	19	83%
Other revenue	12	10	2	20%	34	32	2	6%
Total non-interest income	254	208	46	22%	774	663	111	17%
Total net revenue	$720	$599	$121	20%	$2,138	$1,729	$409	24%

E*TRADE Q3 2018 10-Q | Page 16

Net Interest Income
Net interest income increased 19% to $466 million and 28% to $1.4 billion for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Net interest income is earned primarily through investment securities, margin receivables and our legacy mortgage and consumer loan portfolio, offset by funding costs.
The following table presents average balance sheet data and interest income and expense data, as well as the related net interest margin, yields and rates (dollars in millions):

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$471	$2	1.84%	$905	$2	1.06%
Cash required to be segregated under federal or other regulations	836	4	2.15%	759	3	1.26%
Investment securities(1)	44,773	315	2.82%	41,226	255	2.47%
Margin receivables	10,902	130	4.74%	8,096	87	4.26%
Loans(2)	2,332	32	5.38%	3,024	37	4.95%
Broker-related receivables and other	798	4	2.02%	829	1	0.45%
Subtotal interest-earning assets	60,112	487	3.24%	54,839	385	2.80%
Other interest revenue(3)	—	27		—	28
Total interest-earning assets	60,112	514	3.41%	54,839	413	3.01%
Total non-interest-earning assets	4,291			4,952
Total assets	$64,403			$59,791

Deposits	$42,456	$16	0.15%	$40,758	$1	0.01%
Customer payables	10,352	8	0.30%	8,463	1	0.06%
Broker-related payables and other	1,880	3	0.53%	1,301	—	0.00%
Other borrowings	752	6	2.95%	831	6	2.91%
Corporate debt	1,408	13	3.90%	1,002	12	4.64%
Subtotal interest-bearing liabilities	56,848	46	0.32%	52,355	20	0.15%
Other interest expense(4)	—	2		—	2
Total interest-bearing liabilities	56,848	48	0.33%	52,355	22	0.17%
Total non-interest-bearing liabilities	859			820
Total liabilities	57,707			53,175
Total shareholders' equity	6,696			6,616
Total liabilities and shareholders' equity	$64,403			$59,791
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$3,264	$466	3.10%	$2,484	$391	2.85%

(1)
For the three months ended September 30, 2018, includes a $5 million net loss related to fair value hedging adjustments, previously referred to as hedge ineffectiveness. Amounts prior to 2018 have not been reclassified to conform to current period presentation and continue to be reflected within the gains on securities and other, net line item. See Note 8—Derivative Instruments and Hedging Activities for additional information.

(2)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(3)	Represents interest income on securities loaned.

(4)	Represents interest expense on securities borrowed.

E*TRADE Q3 2018 10-Q | Page 17

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$601	$7	1.60%	$1,045	$6	0.83%
Cash required to be segregated under federal or other regulations	795	11	1.91%	1,263	9	0.90%
Investment securities(1)	44,979	908	2.69%	37,781	692	2.44%
Margin receivables	10,225	351	4.59%	7,383	228	4.12%
Loans(2)	2,475	98	5.25%	3,319	121	4.86%
Broker-related receivables and other	898	12	1.76%	1,029	2	0.24%
Subtotal interest-earning assets	59,973	1,387	3.09%	51,820	1,058	2.72%
Other interest revenue(3)	—	84		—	74
Total interest-earning assets	59,973	1,471	3.27%	51,820	1,132	2.91%
Total non-interest-earning assets	4,479			5,051
Total assets	$64,452			$56,871

Deposits	$42,877	$26	0.08%	$37,862	$3	0.01%
Customer payables	9,817	13	0.18%	8,611	4	0.06%
Broker-related payables and other	1,885	7	0.49%	1,233	—	0.00%
Other borrowings	837	21	3.28%	667	16	3.23%
Corporate debt	1,149	32	3.75%	996	39	5.14%
Subtotal interest-bearing liabilities	56,565	99	0.23%	49,369	62	0.17%
Other interest expense(4)	—	8		—	4
Total interest-bearing liabilities	56,565	107	0.25%	49,369	66	0.18%
Total non-interest-bearing liabilities	939			1,033
Total liabilities	57,504			50,402
Total shareholders' equity	6,948			6,469
Total liabilities and shareholders' equity	$64,452			$56,871
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$3,408	$1,364	3.03%	$2,451	$1,066	2.74%

(1)
For the nine months ended September 30, 2018, includes a $13 million net loss related to fair value hedging adjustments, previously referred to as hedge ineffectiveness. Amounts prior to 2018 have not been reclassified to conform to current period presentation and continue to be reflected within the gains on securities and other, net line item. See Note 8—Derivative Instruments and Hedging Activities for additional information.

(2)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(3)	Represents interest income on securities loaned.

(4)	Represents interest expense on securities borrowed.
Average interest-earning assets increased 10% to $60.1 billion and 16% to $60.0 billion for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 9% to $56.8 billion and 15% to $56.6 billion for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase during the nine months ended September 30, 2018, was primarily due to higher deposits as a result of transferring customer cash held by third parties to our balance sheet throughout 2017 and early 2018, partially offset by customer net buying of $12.0 billion during the nine months ended September 30, 2018, compared to $6.9 billion during the same period in 2017.

E*TRADE Q3 2018 10-Q | Page 18

Net interest margin increased 25 basis points to 3.10% and 29 basis points to 3.03% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Net interest margin is driven by the mix of average asset and liability balances and the interest rates earned or paid on those balances. The increase during the three and nine months ended September 30, 2018, compared to 2017 is due to higher interest rates earned on higher margin receivables and investment securities balances, partially offset by the continued run-off of our higher yielding legacy mortgage and consumer loan portfolio. Additionally, funding costs increased primarily due to increased rates paid on deposits and customer payables during the three and nine months ended September 30, 2018. These increases were partially offset by lower corporate debt service costs during the nine months ended September 30, 2018.
Commissions
Commissions revenue increased 17% to $117 million and 13% to $375 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The primary factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DARTs volume increased 29% to 266,290 and 34% to 277,796 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase during the three and nine months ended September 30, 2018 was mainly driven by continued improved market sentiment along with the higher volatility of the equity markets. Derivative DARTs volume increased 30% to 85,977 and 41% to 90,075 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.
Average commission per trade decreased 9% to $7.04 and 16% to $7.21 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Average commission per trade is impacted by trade mix and differing commission rates on various trade types (e.g. equities, derivatives, stock plan and mutual funds). Average commission per trade for the nine months ended September 30, 2018 was also impacted by reduced commission rates implemented in March 2017 as well as the continued migration of customers to lower active trader commission pricing.
Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2018 vs. 2017				2018 vs. 2017
	2018	2017	Amount	%	2018	2017	Amount	%
Order flow revenue	$40	$33	$7	21%	$130	$98	$32	33%
Money market funds and sweep deposits revenue(1)	18	23	(5)	(22)%	53	71	(18)	(25)%
Advisor management and custody fees	19	9	10	111%	46	26	20	77%
Mutual fund service fees	13	10	3	30%	36	29	7	24%
Foreign exchange revenue	7	6	1	17%	21	20	1	5%
Reorganization fees	3	5	(2)	(40)%	10	13	(3)	(23)%
Other fees and service charges	8	6	2	33%	27	19	8	42%
Total fees and service charges	$108	$92	$16	17%	$323	$276	$47	17%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

E*TRADE Q3 2018 10-Q | Page 19

Fees and service charges increased 17% for both the three and nine months ended September 30, 2018, to $108 million and $323 million, respectively, compared to the same periods in 2017. These increases were primarily driven by increased order flow revenue due to higher trade volume and improved rates as well as increased advisor management and custody fees as a result of the acquisition of TCA and higher balances held in our managed products. This increase was partially offset by decreased money market funds and sweep deposits revenue driven by lower customer cash balances held by third parties as a result of transferring cash onto our balance sheet. The impact of the lower balances was partially offset by a higher yield of approximately 145 and 140 basis points for the three and nine months ended September 30, 2018, respectively, compared to approximately 120 and 85 basis points for the same periods in 2017.
Gains on Securities and Other, Net
The following table presents the significant components of gains on securities and other, net (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2018 vs. 2017				2018 vs. 2017
	2018	2017	Amount	%	2018	2017	Amount	%
Gains on available-for-sale securities, net(1)	11	7	4	57%	33	25	8	32%
Equity method investment income (loss) and other(2)(3)	6	(1)	7	*	9	(2)	11	*
Gains on securities and other, net	$17	$6	$11	183%	$42	$23	$19	83%

*	Percentage not meaningful.

(1)
In August 2018, the Company sold available-for-sale securities and reinvested the sale proceeds in agency-backed securities at current market rates. See Note 6—Available-for-Sale and Held-to-Maturity Securities for additional information.

(2)	Includes a $5 million gain on the sale of our Chicago Stock Exchange investment for the three and nine months ended September 30, 2018.

(3)
Includes a loss of $2 million and $5 million on hedge ineffectiveness for the three and nine months ended September 30, 2017. Beginning January 1, 2018, fair value hedging adjustments are recognized within net interest income. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $34 million and $74 million for the three and nine months ended September 30, 2018, respectively, compared to a benefit of $29 million and $142 million for the same periods in 2017. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs that were not included in our loss estimates. For additional information on management's estimate of the allowance for loan losses, see Note 7—Loans Receivable, Net.

E*TRADE Q3 2018 10-Q | Page 20

Non-Interest Expense
The following table presents the significant components of non-interest expense (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2018 vs. 2017				2018 vs. 2017
	2018	2017	Amount	%	2018	2017	Amount	%
Compensation and benefits	$157	$139	$18	13%	$469	$408	$61	15%
Advertising and market development	45	38	7	18%	152	123	29	24%
Clearing and servicing	28	29	(1)	(3)%	94	94	—	—%
Professional services	23	25	(2)	(8)%	70	71	(1)	(1)%
Occupancy and equipment	29	28	1	4%	89	84	5	6%
Communications	30	29	1	3%	89	90	(1)	(1)%
Depreciation and amortization	25	20	5	25%	70	60	10	17%
FDIC insurance premiums	8	8	—	—%	26	24	2	8%
Amortization of other intangibles	12	9	3	33%	34	27	7	26%
Restructuring and acquisition-related activities	4	4	—	—%	6	12	(6)	(50)%
Losses on early extinguishment of debt	4	58	(54)	(93)%	4	58	(54)	(93)%
Other non-interest expenses	15	18	(3)	(17)%	56	55	1	2%
Total non-interest expense	$380	$405	$(25)	(6)%	$1,159	$1,106	$53	5%
Compensation and Benefits
Compensation and benefits expense increased 13% to $157 million and 15% to $469 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The expense increase was primarily driven by a 14% increase in headcount since September 30, 2017 as a result of the TCA acquisition and growth in our business.
Advertising and Market Development
Advertising and market development expense increased 18% to $45 million and 24% to $152 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. This planned increase was primarily due to higher media and brand production spend resulting from our increased focus on accelerating the growth of our business by increasing engagement across new and existing customers.
Restructuring and Acquisition-Related Activities
Restructuring and acquisition-related activities expenses remained flat at $4 million and decreased 50% to $6 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. Restructuring and acquisition-related activities during the three and nine months ended September 30, 2018 reflected $4 million and $6 million, respectively, of expenses in connection with the restructuring of our regulatory and enterprise risk management functions due to bank regulatory reform and the closing of the TCA acquisition. The restructuring costs for the three and nine months ended September 30, 2017 primarily related to the integration of OptionsHouse.

E*TRADE Q3 2018 10-Q | Page 21

Losses on Early Extinguishment of Debt
Losses on early extinguishment of debt were $4 million for both the three and nine months ended September 30, 2018 and $58 million for both the three and nine months ended September 30, 2017.

•
During the third quarter of 2018, we used the net proceeds from the June 2018 issuance of Senior Notes to redeem all $413 million of our outstanding TRUPs. In connection with the redemption, we recognized a loss on early extinguishment of debt of $4 million.

•
During the third quarter of 2017, we issued $600 million of 2.95% Senior Notes due 2022 and $400 million of 3.80% Senior Notes due 2027. We used the net proceeds, along with existing corporate cash, to redeem our outstanding $540 million of 5.375% Senior Notes and $460 million of 4.625% Senior Notes, which resulted in a $58 million loss on early extinguishment of debt.

Operating Margin
Operating margin was 52% and 49% for the three and nine months ended September 30, 2018, respectively, compared to 37% and 44% for the same periods in 2017. Adjusted operating margin, a non-GAAP measure, was 48% and 46% for the three and nine months ended September 30, 2018, respectively, compared to 42% and 39% for the same periods in 2017.
Adjusted operating margin is a non-GAAP measure calculated by dividing adjusted income before income tax expense by total net revenue. Adjusted income before income tax expense, a non-GAAP measure, excludes provision (benefit) for loan losses and losses on early extinguishment of debt. The following table presents a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to the most directly comparable GAAP measures (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$374	52%	$223	37%	$1,053	49%	$765	44%
Add back impact of pre-tax items:
Provision (benefit) for loan losses	(34)		(29)		(74)		(142)
Losses on early extinguishment of debt	4		58		4		58
Subtotal	(30)		29		(70)		(84)
Adjusted income before income tax expense / adjusted operating margin	$344	48%	$252	42%	$983	46%	$681	39%
Return on Common Equity
Return on common equity was 17% and 16% for the three and nine months ended September 30, 2018, respectively, compared to 9% and 10% for the same periods in 2017. Adjusted return on common equity, a non-GAAP measure, was 16% and 15% for the three and nine months ended September 30, 2018, respectively, compared to 10% and 9% for the same periods in 2017.

E*TRADE Q3 2018 10-Q | Page 22

Adjusted return on common equity, a non-GAAP measure, is calculated by dividing annualized adjusted net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Adjusted net income available to common shareholders, a non-GAAP measure, excludes the after-tax impact of provision (benefit) for loan losses and losses on early extinguishment of debt. The following table provides a reconciliation of GAAP net income available to common shareholders and return on common equity percentage to non-GAAP adjusted net income available to common shareholders and adjusted return on common equity percentage (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Return on Common Equity %	Amount	Return on Common Equity %	Amount	Return on Common Equity %	Amount	Return on Common Equity %
Net income available to common shareholders and return on common equity	$261	17%	$135	9%	$746	16%	$460	10%
Add back impact of the following items:
Provision (benefit) for loan losses	(34)		(29)		(74)		(142)
Losses on early extinguishment of debt	4		58		4		58
Subtotal	(30)		29		(70)		(84)
Income tax impact	8		(12)		18		32
Net of tax	(22)		17		(52)		(52)
Adjusted net income available to common shareholders and return on common equity	$239	16%	$152	10%	$694	15%	$408	9%
Income Tax Expense
Income tax expense was $89 million and $271 million for the three and nine months ended September 30, 2018, respectively, compared to $76 million and $280 million for the same periods in 2017. The effective tax rate was 24% and 26% for the three and nine months ended September 30, 2018, respectively, compared to 34% and 37% for the same periods in 2017.

•
The lower effective tax rate for both the three and nine months ended September 30, 2018 includes the impact of federal tax reform, which resulted in a lower federal tax rate beginning January 1, 2018, and an $8 million income tax benefit related to the revaluation of certain net state deferred tax assets.

•
The effective tax rates for the three and nine months ended September 30, 2017 also included tax benefits related to the revaluation of certain net state deferred tax assets and the adoption of accounting guidance for employee share-based compensation.

E*TRADE Q3 2018 10-Q | Page 23

BALANCE SHEET OVERVIEW
The following table presents the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	September 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Assets:
Cash and equivalents	$596	$931	$(335)	(36)%
Segregated cash	856	872	(16)	(2)%
Investment securities(1)	44,890	44,518	372	1%
Margin receivables	11,184	9,071	2,113	23%
Loans receivable, net	2,251	2,654	(403)	(15)%
Receivables from brokers, dealers and clearing organizations	786	1,178	(392)	(33)%
Goodwill and other intangibles, net	2,876	2,654	222	8%
Other(2)	1,267	1,487	(220)	(15)%
Total assets	$64,706	$63,365	$1,341	2%
Liabilities and shareholders’ equity:
Deposits	$43,074	$42,742	$332	1%
Customer payables	10,534	9,449	1,085	11%
Payables to brokers, dealers and clearing organizations	1,845	1,542	303	20%
Other borrowings	550	910	(360)	(40)%
Corporate debt	1,408	991	417	42%
Other liabilities	529	800	(271)	(34)%
Total liabilities	57,940	56,434	1,506	3%
Shareholders’ equity	6,766	6,931	(165)	(2)%
Total liabilities and shareholders’ equity	$64,706	$63,365	$1,341	2%

(1)	Includes balance sheet line items available-for-sale and held-to-maturity securities.

(2)
Includes balance sheet line items property and equipment, net and other assets. Other assets includes deferred tax assets, net due to a presentation change beginning January 1, 2018. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Cash and Equivalents
Cash and equivalents decreased 36% to $596 million during the nine months ended September 30, 2018. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, see MD&A—Liquidity and Capital Resources and the consolidated statement of cash flows.

E*TRADE Q3 2018 10-Q | Page 24

Segregated Cash
Cash required to be segregated under federal or other regulations decreased 2% to $856 million during the nine months ended September 30, 2018. The level of segregated cash is driven largely by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers. At both September 30, 2018 and December 31, 2017, $800 million of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank, representing investments that were also segregated under federal or other regulations by E*TRADE Securities, were eliminated in consolidation.
Investment Securities
The following table presents the significant components of available-for-sale and held-to-maturity securities (dollars in millions):

			Variance
	September 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$21,639	$19,195	$2,444	13%
Other debt securities	1,225	1,477	(252)	(17)%
Total debt securities	22,864	20,672	2,192	11%
Publicly traded equity securities(1)	—	7	(7)	(100)%
Total available-for-sale securities	$22,864	$20,679	$2,185	11%
Held-to-maturity securities:
Agency mortgage-backed securities	$18,427	$20,502	$(2,075)	(10)%
Other debt securities	3,599	3,337	262	8%
Total held-to-maturity securities	$22,026	$23,839	$(1,813)	(8)%
Total investment securities	$44,890	$44,518	$372	1%

(1)
Consists of investments in a Community Reinvestment Act (CRA) related mutual fund. At September 30, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance related to the classification and measurement of financial instruments. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Securities represented 69% and 70% of total assets at September 30, 2018 and December 31, 2017, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
During the three months ended March 31, 2018 securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million were transferred from held-to-maturity securities to available-for-sale securities as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. Securities with a fair value of $1.2 billion were transferred from available-for-sale to held-to-maturity pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity.
See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies, Note 6—Available-for-Sale and Held-to-Maturity Securities and Note 12—Shareholders' Equity for additional information.

E*TRADE Q3 2018 10-Q | Page 25

Margin Receivables
Margin receivables increased 23% to $11.2 billion during the nine months ended September 30, 2018. We believe recent market appreciation of customer assets provided additional capacity which, coupled with market sentiment, drove the increase in margin receivables.
Loans Receivable, Net
The following table presents the significant components of loans receivable, net (dollars in millions):

			Variance
	September 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
One- to four-family	$1,150	$1,432	$(282)	(20)%
Home equity	890	1,097	(207)	(19)%
Consumer and other(1)	244	188	56	30%
Total loans receivable	2,284	2,717	(433)	(16)%
Unamortized premiums, net	8	11	(3)	(27)%
Subtotal	2,292	2,728	(436)	(16)%
Less: Allowance for loan losses	41	74	(33)	(45)%
Total loans receivable, net	$2,251	$2,654	$(403)	(15)%

(1)
In 2017 we introduced E*TRADE Line of Credit, a securities-based lending product, where customers can borrow against the market value of their securities pledged as collateral. The drawn amount and unused credit line amount totaled $113 million and $168 million, respectively, as of September 30, 2018 and $12 million and $35 million, respectively, as of December 31, 2017.

Loans receivable, net decreased 15% to $2.3 billion during the nine months ended September 30, 2018. We expect the remaining legacy mortgage and consumer loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to hold these loans, if the markets improve or our assessment changes, our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Note 7—Loans Receivable, Net.

E*TRADE Q3 2018 10-Q | Page 26

Receivables from and Payables to Brokers, Dealers and Clearing Organizations
The following table presents the significant components of receivables from and payables to brokers, dealers and clearing organizations (dollars in millions):

			Variance
	September 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Receivables:
Securities borrowed	$321	$740	$(419)	(57)%
Receivables from clearing organizations	405	376	29	8%
Other	60	62	(2)	(3)%
Total	$786	$1,178	$(392)	(33)%

Payables:
Securities loaned	$1,794	$1,373	$421	31%
Payables to clearing organizations	14	123	(109)	(89)%
Other	37	46	(9)	(20)%
Total	$1,845	$1,542	$303	20%
Securities borrowed decreased 57% to $321 million during the nine months ended September 30, 2018. The decrease was driven by a lower demand for securities to cover customer short positions during the period.
Securities loaned increased 31% to $1.8 billion during the nine months ended September 30, 2018. The increase was driven by funding requirements at E*TRADE Securities, primarily to fund increased margin lending activity. For additional information on E*TRADE Securities liquidity, see MD&A—Liquidity and Capital Resources.
Goodwill and Other Intangibles, Net
Goodwill and other intangibles, net increased 8% to $2.9 billion during the nine months ended September 30, 2018. The increase was driven by the addition of goodwill and other intangibles in connection with the TCA acquisition. See Note 2—Business Acquisition for additional information.
Deposits
The following table presents the significant components of deposits (dollars in millions):

			Variance
	September 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Sweep deposits	$37,998	$37,734	$264	1%
Savings deposits	3,145	2,912	233	8%
Other deposits	1,931	2,096	(165)	(8)%
Total deposits	$43,074	$42,742	$332	1%
Deposits represented 74% and 76% of total liabilities at September 30, 2018 and December 31, 2017, respectively.

E*TRADE Q3 2018 10-Q | Page 27

Brokerage Related Cash
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. The following table presents the significant components of total brokerage related cash (dollars in millions):

			Variance
	September 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
Brokerage customer cash held on balance sheet:
Sweep deposits	$37,998	$37,734	$264	1%
Customer payables	10,534	9,449	1,085	11%
Subtotal	48,532	47,183	1,349	3%
Customer cash held by third parties(1):
Sweep deposits	3,007	4,724	(1,717)	(36)%
Money market funds and other	1,761	1,016	745	73%
Subtotal	4,768	5,740	(972)	(17)%
Total brokerage related cash	$53,300	$52,923	$377	1%

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
The programs utilize our bank subsidiaries, in combination with additional third party program banks, to allow customers the ability to have aggregate deposits they hold in the programs insured up to $500,000 or $1,250,000 for each category of legal ownership depending on the program. As of September 30, 2018, 99% of sweep deposits were in these programs. Sweep deposits on balance sheet are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.

E*TRADE Q3 2018 10-Q | Page 28

Other Borrowings
Other borrowings are summarized as follows (dollars in millions):

			Variance
	September 30,	December 31,	2018 vs. 2017
	2018	2017	Amount	%
FHLB advances	$550	$500	$50	10%
Trust preferred securities	—	410	(410)	(100)%
Total other borrowings	$550	$910	$(360)	(40)%
Other borrowings decreased 40% to $550 million during the nine months ended September 30, 2018, primarily due to the redemption of TRUPs, partially offset by additional utilization of Federal Home Loan Bank (FHLB) advances for short-term liquidity and funding requirements. See MD&A—Liquidity and Capital Resources for additional information on liquidity and funding sources and Note 10—Other Borrowings for additional information on the redemption of TRUPs.
Corporate Debt
Corporate debt increased 42% to $1.4 billion during the nine months ended September 30, 2018, as we issued Senior Notes in June 2018 and used the net proceeds from the issuance to redeem our TRUPs. See Note 11—Corporate Debt and Note 15—Commitments, Contingencies and Other Regulatory Matters.

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
Liquidity
Our liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Securities as well as by the interest due on our corporate debt and the amount of dividend payments on our preferred stock and common stock. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. Potential loans by E*TRADE Bank to the parent company and the parent company's other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization, capital and other requirements. The Company expects to use existing cash during the fourth quarter of 2018 to fund the acquisition of approximately one million retail brokerage accounts from Capital One.
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

E*TRADE Q3 2018 10-Q | Page 29

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
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	Dividends from and investments in subsidiaries

•	Non-cumulative preferred stock dividends

•	Common stock dividends

•	Share repurchases

•	Debt activity, including issuances, paydowns and debt service costs

•	Acquisitions and other investments

•	Reimbursements from subsidiaries for the use of the parent company's deferred tax assets

•	Parent company overhead less reimbursements through cost sharing arrangements with subsidiaries

E*TRADE Q3 2018 10-Q | Page 30

The following chart provides a roll forward of corporate cash at December 31, 2017 to corporate cash at September 30, 2018 (dollars in millions):

The following table presents a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	September 30,	December 31,	September 30,
	2018	2017	2017
Consolidated cash and equivalents	$596	$931	$896
Less: Cash at regulated subsidiaries	(590)	(659)	(729)
Add: Cash on deposit at E*TRADE Bank(1)	511	269	142
Corporate cash	$517	$541	$309

(1)
Corporate cash includes the parent company's deposits placed with E*TRADE Bank. E*TRADE Bank may use these deposits for investment purposes; however, these investments are not included in consolidated cash and equivalents.

E*TRADE Q3 2018 10-Q | Page 31

Corporate cash decreased $24 million to $517 million during the nine months ended September 30, 2018 primarily due to the following:

•	$360 million and $363 million received in net dividends from E*TRADE Securities and E*TRADE Bank, respectively

•	$384 million received from corporate debt activity which includes $417 million in net debt issuance proceeds partially offset by $33 million in debt service costs

•	$638 million used for share repurchases

•	$429 million in investments in subsidiaries which includes the $413 million payment to redeem the TRUPs

•	$102 million used primarily for parent company overhead less reimbursements from subsidiaries under cost sharing arrangements
Corporate cash is monitored as part of our liquidity risk management and our current corporate cash target is $300 million. This target covers approximately 18 months of parent company fixed costs, which includes preferred stock dividends, debt service and other overhead costs. The Company maintains $300 million of additional liquidity through an unsecured committed revolving credit facility. The parent has the ability to borrow against the credit facility for working capital and general corporate purposes. At September 30, 2018, there was no outstanding balance under this credit facility. For additional information about our liquidity risk management approach see Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
We may also utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank of Richmond's discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At September 30, 2018, E*TRADE Bank had $6.7 billion and $1.0 billion in collateralized borrowing capacity with the FHLB and the Federal Reserve Bank of Richmond, respectively.
E*TRADE Securities Liquidity
E*TRADE Securities relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to fund margin lending. At September 30, 2018, E*TRADE Securities' external liquidity lines totaled approximately $1.3 billion and included the following:

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

E*TRADE Q3 2018 10-Q | Page 32

•	Secured uncommitted lines of credit with several unaffiliated banks, aggregating to $375 million with no maturity date
The revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio. There were no outstanding balances for any of these lines at September 30, 2018. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.
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
At September 30, 2018, our regulatory capital ratios for E*TRADE Financial were well above the minimum ratios required to be "well capitalized." E*TRADE Financial's current Tier 1 leverage ratio threshold is 6.5%. E*TRADE Financial's capital ratios are as follows:

E*TRADE Q3 2018 10-Q | Page 33

The following table presents the calculation of E*TRADE Financial's capital ratios (dollars in millions):

	September 30, 2018	December 31, 2017	September 30, 2017
E*TRADE Financial shareholders’ equity	$6,766	$6,931	$6,648
Deduct:
Preferred stock	(689)	(689)	(394)
E*TRADE Financial Common Equity Tier 1 capital before regulatory adjustments	$6,077	$6,242	$6,254
Add:
Losses in other comprehensive income on available-for-sale debt securities, net of tax	329	26	50
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,450)	(2,191)	(2,014)
Disallowed deferred tax assets	(257)	(304)	(472)
E*TRADE Financial Common Equity Tier 1 capital	3,699	3,773	3,818
Add:
Preferred stock	689	689	394
Deduct:
Disallowed deferred tax assets	—	(76)	(112)
E*TRADE Financial Tier 1 capital	$4,388	$4,386	$4,100
Add:
Allowable allowance for loan losses	41	74	94
Non-qualifying capital instruments subject to phase-out (trust preferred securities)	—	414	414
E*TRADE Financial total capital	$4,429	$4,874	$4,608

E*TRADE Financial average assets for leverage capital purposes	$64,676	$62,095	$59,835
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,450)	(2,191)	(2,014)
Disallowed deferred tax assets	(257)	(380)	(584)
E*TRADE Financial adjusted average assets for leverage capital purposes	$61,969	$59,524	$57,237

E*TRADE Financial total risk-weighted assets(1)	$10,840	$11,115	$10,855

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.1%	7.4%	7.2%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets(1)	34.1%	33.9%	35.2%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	40.5%	39.5%	37.8%
E*TRADE Financial total capital / Total risk-weighted assets	40.9%	43.8%	42.4%

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

E*TRADE Q3 2018 10-Q | Page 34

At September 30, 2018, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's current Tier 1 leverage ratio threshold was reduced to 7.0% from 7.5% in January 2018. E*TRADE Bank's capital ratios are as follows:

The following table presents the calculation of E*TRADE Bank's capital ratios (dollars in millions):

	September 30, 2018	December 31, 2017	September 30, 2017
E*TRADE Bank shareholder's equity	$3,489	$3,703	$3,608
Add:
Losses in other comprehensive income on available-for-sale debt securities, net of tax	329	26	50
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(290)	(38)	(38)
Disallowed deferred tax assets	(62)	(71)	(56)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital	3,466	3,620	3,564
Add:
Allowable allowance for loan losses	41	74	94
E*TRADE Bank total capital	$3,507	$3,694	$3,658

E*TRADE Bank average assets for leverage capital purposes	$49,194	$47,992	$46,562
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(290)	(38)	(38)
Disallowed deferred tax assets	(62)	(71)	(56)
E*TRADE Bank adjusted average assets for leverage capital purposes	$48,842	$47,883	$46,468

E*TRADE Bank total risk-weighted assets(1)	$10,027	$10,147	$10,044

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.1%	7.6%	7.7%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets	34.6%	35.7%	35.5%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets	34.6%	35.7%	35.5%
E*TRADE Bank total capital / Total risk-weighted assets	35.0%	36.4%	36.4%

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

E*TRADE Q3 2018 10-Q | Page 35

Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2018, these subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. For additional information on our broker-dealer and FCM capital requirements, see Note 14—Regulatory Requirements.
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
One- to Four-Family Interest-Only Loans
One- to four-family loans include loans with a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At September 30, 2018, nearly 100% of these loans were amortizing.

E*TRADE Q3 2018 10-Q | Page 36

Home Equity Loans
The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest-only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At September 30, 2018, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the US government or its agencies to have low credit risk as the long-term debt rating of the US government is AA+ by S&P and Aaa by Moody’s at September 30, 2018. The amortized cost of these securities accounted for over 99% of our total securities portfolio at September 30, 2018. We review the remaining debt securities that were not backed by the US government or its agencies according to their credit ratings from S&P and Moody’s where available. At September 30, 2018, all municipal bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or an S&P rating of “BBB-“ or higher).

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies in Part II. Item 8. Financial Statements and Supplementary Data in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that, of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses, valuation and impairment of goodwill and acquired intangible assets and estimates of effective tax rates, deferred taxes and valuation allowance. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. Our critical accounting policies are more fully described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2017.

E*TRADE Q3 2018 10-Q | Page 37

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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2018, 94% of our total assets were interest-earning assets and we had no securities classified as trading.
At September 30, 2018, 66% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
When real estate loans or mortgage-backed securities are prepaid, unamortized premiums and/or discounts are recognized immediately in interest income. Depending on the timing of the prepayment, these adjustments to income would impact anticipated yields. The Company reviews estimates of the impact of changing market rates on prepayments. This information is incorporated into our interest rate risk management strategy.
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

E*TRADE Q3 2018 10-Q | Page 38

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
The following table presents the sensitivity of EVE and EAR at the consolidated E*TRADE Financial level (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(309)	(3.6)%	$(172)	(2.1)%	$195	9.8%	$197	11.5%
+100	$(88)	(1.0)%	$(23)	(0.3)%	$101	5.1%	$113	6.6%
+50	$(19)	(0.2)%	$94	1.1%	$52	2.6%	$79	4.7%
-50	$(64)	(0.8)%	$(225)	(2.7)%	$(61)	(3.1)%	$(102)	(6.0)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel shift in interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At September 30, 2018, the EVE and EAR percentage changes were within our Board limits.

E*TRADE Q3 2018 10-Q | Page 39

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

E*TRADE Q3 2018 10-Q | Page 40

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
FCM—Futures Commission Merchant.
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
FINRA—Financial Industry Regulatory Authority.
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

E*TRADE Q3 2018 10-Q | Page 41

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
LLC—Limited liability company.
LTV—Loan-to-value ratio.
Managed Portfolios—Consist of the following professionally managed portfolios: Core Portfolio, Blend Portfolio, Dedicated Portfolio and Fixed Income Portfolio.
NASDAQ—National Association of Securities Dealers Automated Quotations.
Net interest income—A measure of interest revenue, net interest income is equal to interest income less interest expense.
NFA—National Futures Association.
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
Nonperforming assets—Loans are classified as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien.
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

E*TRADE Q3 2018 10-Q | Page 42

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
TRUPs—Trust preferred securities.
VIE—Variable interest entity.

E*TRADE Q3 2018 10-Q | Page 43

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE Q3 2018 10-Q | Page 44

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Interest income	$514	$413	$1,471	$1,132
Interest expense	(48)	(22)	(107)	(66)
Net interest income	466	391	1,364	1,066
Commissions	117	100	375	332
Fees and service charges	108	92	323	276
Gains on securities and other, net	17	6	42	23
Other revenue	12	10	34	32
Total non-interest income	254	208	774	663
Total net revenue	720	599	2,138	1,729
Provision (benefit) for loan losses	(34)	(29)	(74)	(142)
Non-interest expense:
Compensation and benefits	157	139	469	408
Advertising and market development	45	38	152	123
Clearing and servicing	28	29	94	94
Professional services	23	25	70	71
Occupancy and equipment	29	28	89	84
Communications	30	29	89	90
Depreciation and amortization	25	20	70	60
FDIC insurance premiums	8	8	26	24
Amortization of other intangibles	12	9	34	27
Restructuring and acquisition-related activities	4	4	6	12
Losses on early extinguishment of debt	4	58	4	58
Other non-interest expenses	15	18	56	55
Total non-interest expense	380	405	1,159	1,106
Income before income tax expense	374	223	1,053	765
Income tax expense	89	76	271	280
Net income	$285	$147	$782	$485
Preferred stock dividends	24	12	36	25
Net income available to common shareholders	$261	$135	$746	$460
Basic earnings per common share	$1.01	$0.49	$2.84	$1.67
Diluted earnings per common share	$1.00	$0.49	$2.82	$1.67
Shares used in computation of per common share data:
Basic (in thousands)	259,498	273,441	263,292	274,565
Diluted (in thousands)	260,661	274,594	264,433	275,703

See accompanying notes to the condensed consolidated financial statements

E*TRADE Q3 2018 10-Q | Page 45

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$285	$147	$782	$485
Other comprehensive income, net of tax
Available-for-sale securities:
Unrealized gains (losses), net	(86)	16	(265)	104
Reclassification into earnings, net	(8)	(4)	(23)	(15)
Transfer of held-to-maturity securities to available-for-sale securities(1)	—	—	6	—
Net change from available-for-sale securities	(94)	12	(282)	89
Reclassification of foreign currency translation gains	—	—	—	(2)
Other comprehensive income (loss)	(94)	12	(282)	87
Comprehensive income	$191	$159	$500	$572

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

See accompanying notes to the condensed consolidated financial statements

E*TRADE Q3 2018 10-Q | Page 46

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Cash and equivalents	$596	$931
Cash required to be segregated under federal or other regulations	856	872
Available-for-sale securities	22,864	20,679
Held-to-maturity securities (fair value of $21,321 and $23,719 at September 30, 2018 and December 31, 2017, respectively)	22,026	23,839
Margin receivables	11,184	9,071
Loans receivable, net (net of allowance for loan losses of $41 and $74 at September 30, 2018 and December 31, 2017, respectively)	2,251	2,654
Receivables from brokers, dealers and clearing organizations	786	1,178
Property and equipment, net	261	253
Goodwill	2,485	2,370
Other intangibles, net	391	284
Other assets	1,006	1,234
Total assets	$64,706	$63,365
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$43,074	$42,742
Customer payables	10,534	9,449
Payables to brokers, dealers and clearing organizations	1,845	1,542
Other borrowings	550	910
Corporate debt	1,408	991
Other liabilities	529	800
Total liabilities	57,940	56,434
Commitments and contingencies (see Note 15)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 403,000 shares issued and outstanding at both September 30, 2018 and December 31, 2017; aggregate liquidation preference of $700 at both September 30, 2018 and December 31, 2017	689	689
Common stock, $0.01 par value, 400,000,000 shares authorized, 256,765,011 and 266,827,881 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	3	3
Additional paid-in-capital	5,953	6,582
Retained earnings (accumulated deficit)	450	(317)
Accumulated other comprehensive loss	(329)	(26)
Total shareholders’ equity	6,766	6,931
Total liabilities and shareholders’ equity	$64,706	$63,365
See accompanying notes to the condensed consolidated financial statements

E*TRADE Q3 2018 10-Q | Page 47

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2017	$689	267	$3	$6,582	$(317)	$(26)	$6,931
Cumulative effect of hedge accounting adoption	—	—	—	—	7	(7)	—
Reclassification of tax effects due to federal tax reform	—	—	—	—	14	(14)	—
Net income	—	—	—	—	782	—	782
Other comprehensive loss	—	—	—	—	—	(282)	(282)
Preferred stock dividends	—	—	—	—	(36)	—	(36)
Repurchases of common stock	—	(11)	—	(638)	—	—	(638)
Share-based compensation	—	—	—	35	—	—	35
Other common stock activity	—	1	—	(26)	—	—	(26)
Balance at September 30, 2018	$689	257	$3	$5,953	$450	$(329)	$6,766
				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2016	$394	274	$3	$6,921	$(909)	$(137)	$6,272
Cumulative effect of accounting change	—	—	—	—	3	—	3
Net income	—	—	—	—	485	—	485
Other comprehensive income	—	—	—	—	—	87	87
Preferred stock dividends	—	—	—	—	(25)	—	(25)
Repurchases of common stock	—	(5)	—	(187)	—	—	(187)
Share-based compensation	—	—	—	32	—	—	32
Other common stock activity	—	2	—	(19)	—	—	(19)
Balance at September 30, 2017	$394	271	$3	$6,747	$(446)	$(50)	$6,648
See accompanying notes to the condensed consolidated financial statements

E*TRADE Q3 2018 10-Q | Page 48

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$782	$485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(74)	(142)
Depreciation and amortization (including discount amortization and accretion)	192	192
Gains on securities and other, net	(42)	(23)
Losses on early extinguishment of debt	4	58
Share-based compensation	35	32
Deferred tax expense	253	288
Other	10	(5)
Net effect of changes in assets and liabilities:
Decrease (increase) in receivables from brokers, dealers and clearing organizations	392	(63)
Increase in margin receivables	(2,113)	(1,804)
Decrease (increase) in other assets	349	(16)
Increase in payables to brokers, dealers and clearing organizations	303	409
Increase in customer payables	1,085	557
Increase (decrease) in other liabilities	47	(25)
Net cash provided by (used in) operating activities	1,223	(57)
Cash flows from investing activities:
Purchases of available-for-sale securities	(6,966)	(7,520)
Proceeds from sales of available-for-sale securities	6,293	1,238
Proceeds from maturities of and principal payments on available-for-sale securities	1,555	1,146
Purchases of held-to-maturity securities	(3,684)	(9,087)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,781	1,881
Proceeds from sales of loans	30	40
Decrease in loans receivable	451	793
Capital expenditures for property and equipment	(78)	(77)
Proceeds from sale of real estate owned and repossessed assets	19	25
Acquisition of TCA, net of cash acquired	(36)	—
Net cash flow from derivative contracts	200	54
Other	(32)	(23)
Net cash used in investing activities	(467)	(11,530)

E*TRADE Q3 2018 10-Q | Page 49

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
(Decrease) increase in deposits	$(458)	$9,861
Preferred stock dividends	(36)	(25)
Net increase in advances from FHLB	50	200
Proceeds from issuance of senior notes	420	999
Payments on senior notes	—	(1,049)
Payments on trust preferred securities	(413)	—
Repurchases of common stock	(638)	(187)
Other	(32)	(30)
Net cash (used in) provided by financing activities	(1,107)	9,769
Decrease in cash, cash equivalents and segregated cash	(351)	(1,818)
Cash, cash equivalents and segregated cash, beginning of period	1,803	3,410
Cash, cash equivalents and segregated cash, end of period	$1,452	$1,592

Cash and equivalents, end of period	$596	$896
Segregated cash, end of period	856	696
Cash, cash equivalents and segregated cash, end of period	$1,452	$1,592

Supplemental disclosures:
Cash paid for interest	$106	$117
Cash paid for income taxes, net of refunds	$9	$6
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$40
Transfers from loans to other real estate owned and repossessed assets	$13	$23
Conversion of convertible debentures to common stock	$—	$3
Transfer of available-for-sale securities to held-to-maturity securities	$1,161	$—
Transfer of held-to-maturity securities to available-for-sale securities	$4,672	$—
See accompanying notes to the condensed consolidated financial statements

E*TRADE Q3 2018 10-Q | Page 50

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
Beginning January 1, 2018, the Company updated the presentation of the consolidated financial statements as follows:

•
On the consolidated statement of income, fair value hedging adjustments, previously referred to as hedge ineffectiveness, are included within net interest income as a result of the adoption of new accounting guidance. Prior period amounts have not been reclassified to current period presentation and continue to be reflected within gains on securities and other, net. Fair value hedging adjustments were as follows:

◦	Expenses of $5 million and $13 million for the three and nine months ended September 30, 2018.

◦	Expenses of $2 million and $5 million for the same periods in 2017.

•
On the consolidated balance sheet, deferred tax assets, net has been reclassified to other assets. The prior period has been reclassified to conform to the current period presentation. Deferred tax assets, net were $94 million and $251 million at September 30, 2018 and December 31, 2017, respectively.

E*TRADE Q3 2018 10-Q | Page 51

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

Use of Estimates
Preparing the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are critical because they are based on estimates and assumptions that require complex and subjective judgments by management including the allowance for loan losses, valuation and impairment of goodwill and acquired intangible assets and estimates of effective tax rates, deferred taxes and valuation allowance. Management also makes estimates in recognizing other liabilities, including accrued operating expenses and contingent liabilities. These liabilities are impacted by estimates for litigation and regulatory matters as well as estimates related to general operating expenses, such as incentive compensation and market data usage within communications expense. Management estimates reflect the probable liability at the balance sheet date as determined as part of the Company's ongoing evaluations based on available information.
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

E*TRADE Q3 2018 10-Q | Page 52

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB amended the guidance on the presentation and classification of certain cash receipts and cash payments in the consolidated statement of cash flows to eliminate diversity in practice. The new guidance became effective on January 1, 2018, and the retrospective transition method has been applied to each period presented. Among other changes, the Company now classifies debt extinguishment costs within cash flows from financing activities. The Company reclassified $49 million of debt extinguishment costs incurred during the three and nine months ended September 30, 2017 to cash flows from financing activities as a result of this adoption.
Classification of Restricted Cash
In November 2016, the FASB amended the guidance on the presentation and classification of changes in restricted cash in the consolidated statement of cash flows to eliminate diversity in practice. The amended guidance requires the consolidated statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance became effective on January 1, 2018 and has been applied using a retrospective transition method to each period presented. The Company concluded that cash required to be segregated under federal or other regulations is considered restricted cash and the segregated cash activity is now presented on the consolidated statement of cash flows.
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

E*TRADE Q3 2018 10-Q | Page 53

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
Changes to Disclosure Requirements for Fair Value Measurements
In August 2018, the FASB amended the guidance on the disclosure requirements for fair value measurements as part of its disclosure effectiveness project. The amended guidance eliminates several disclosure requirements including the policies related to valuation processes for Level 3 fair value measurements, the timing of transfers between levels of the fair value hierarchy and the amount of and reasons for transfers between Level 1 and Level 2. The amended guidance adds an explicit disclosure requirement to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods. Early adoption is permitted. The Company early adopted this guidance as of September 30, 2018 on a retrospective basis.
New Accounting Standards Not Yet Adopted
Accounting for Leases
In February 2016, the FASB amended the guidance on accounting for leases. The new standard requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all qualifying leases with terms of more than twelve months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The new standard also requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the consolidated financial statements. The new guidance will be effective for interim and annual periods beginning on January 1, 2019, and is required to be applied on a modified retrospective basis. The Company is in the process of evaluating the new accounting guidance, which includes the assessment of whether certain executory contracts contain embedded leases. The Company expects to recognize right of use assets related to its property leases within the range of $210 million to $250 million based on incremental borrowing rates as of September 30, 2018, which includes leases in effect through the filing of these condensed consolidated financial statements and lease terms we expect to be in effect as of the implementation date. The Company does not expect a material impact to the Company’s income statement; however, the impact of the Company’s adoption of the amended lease accounting guidance will depend on subsequent changes to the Company's lease portfolio, the incremental borrowing rates and the identification of embedded leases as of the adoption date.

E*TRADE Q3 2018 10-Q | Page 54

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting for Credit Losses
In June 2016, the FASB amended the accounting guidance on accounting for credit losses. The amended guidance requires measurement of all expected credit losses for financial instruments, including loans and debt securities, and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical experience, current conditions, and reasonable and supportable forecasts will be used to estimate expected credit losses. The amended guidance will also result in credit losses on impaired available-for-sale debt securities being recorded through an allowance for credit losses. The new guidance will be effective for interim and annual periods beginning January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows. The Company's evaluation contemplates the recent performance of the run-off legacy mortgage and consumer loan portfolio and the credit profile of the current investment securities portfolio; however, the impact of the new guidance will depend on the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by the Company on the date of adoption.
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
Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB amended the guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amended guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance will be effective for interim and annual periods beginning on January 1, 2020, and should be applied either retrospectively or prospectively. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows.
Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
In October 2018, the FASB amended the guidance on hedge accounting. The amended guidance adds the OIS rate based on the SOFR to the list of permitted benchmark interest rates for hedge accounting purposes. The guidance is effective for the Company for interim and annual periods beginning January 1, 2019. Early adoption is permitted. The guidance will be adopted on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The Company is currently

E*TRADE Q3 2018 10-Q | Page 55

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows.

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
The results of TCA's operations have been included in the Company's consolidated statement of income for the three and nine months ended September 30, 2018 from the date of acquisition. While we do not maintain discrete financial information for TCA, we estimate TCA's net revenue from April 9, 2018 through September 30, 2018 was approximately $40 million. Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's consolidated statement of income is not material.
The following table summarizes the allocation of the purchase price to the net assets of TCA as of April 9, 2018 (dollars in millions):

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

E*TRADE Q3 2018 10-Q | Page 56

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The goodwill of $115 million includes the synergies expected to result from combining operations with TCA, coupling its custody platform with the Company's existing product offerings and leveraging customer relationships with RIAs. The goodwill is deductible for tax purposes.

The Company recorded intangible assets of $140 million, which are subject to amortization over their estimated useful lives. The intangible assets are deductible for tax purposes. The fair value of the intangible assets was determined under the income approach. The following table summarizes the fair value and estimated useful lives of the intangible assets (dollars in millions):

	Estimated Fair Value	Estimated Useful Life (In Years)
Customer Relationships	$119	22
Technology	20	5
Trade name	1	2
Total intangible assets	$140

NOTE 3—NET REVENUE
The following table presents the significant components of total net revenue (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income	$466	$391	$1,364	$1,066
Commissions	117	100	375	332
Fees and service charges	108	92	323	276
Gains on securities and other, net	17	6	42	23
Other revenue	12	10	34	32
Total net revenue	$720	$599	$2,138	$1,729

E*TRADE Q3 2018 10-Q | Page 57

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Interest Income and Interest Expense
The following table presents the significant components of interest income and interest expense (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Cash and equivalents	$2	$2	$7	$6
Cash required to be segregated under federal or other regulations	4	3	11	9
Investment securities(1)	315	255	908	692
Margin receivables	130	87	351	228
Loans	32	37	98	121
Broker-related receivables and other	4	1	12	2
Subtotal interest income	487	385	1,387	1,058
Other interest revenue(2)	27	28	84	74
Total interest income	514	413	1,471	1,132
Interest expense:
Deposits	16	1	26	3
Customer payables	8	1	13	4
Broker-related payables and other	3	—	7	—
Other borrowings	6	6	21	16
Corporate debt	13	12	32	39
Subtotal interest expense	46	20	99	62
Other interest expense(3)	2	2	8	4
Total interest expense	48	22	107	66
Net interest income	$466	$391	$1,364	$1,066

(1)
For the three and nine months ended September 30, 2018, includes $5 million and $13 million of net fair value hedging adjustments. See Note 8—Derivative Instruments and Hedging Activities for additional information.

(2)	Represents interest income on securities loaned.

(3)	Represents interest expense on securities borrowed.

E*TRADE Q3 2018 10-Q | Page 58

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fees and Service Charges
The following table presents the significant components of fees and service charges revenue (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fees and service charges:
Order flow revenue	$40	$33	$130	$98
Money market funds and sweep deposits revenue	18	23	53	71
Advisor management and custody fees	19	9	46	26
Mutual fund service fees	13	10	36	29
Foreign exchange revenue	7	6	21	20
Reorganization fees	3	5	10	13
Other fees and service charges	8	6	27	19
Total fees and service charges	$108	$92	$323	$276
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

E*TRADE Q3 2018 10-Q | Page 59

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Advisor Management and Custody Fees
Advisor management and custody fees are generally earned based on a percentage of customer assets under management or the balance of assets under custody and are recognized over time as the services are provided.
Mutual Fund Service Fees
Mutual fund service fees are asset-based fees that are driven by the amount of customer assets invested in each fund. Revenue is recognized over time as the performance obligation to provide shareholder services is satisfied.
Other
Other fees and service charges are recognized when or as the performance obligations are satisfied. Fees from software and services for managing equity compensation plans are recognized as the performance obligations are satisfied and are presented within other revenue on the consolidated statement of income.

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

E*TRADE Q3 2018 10-Q | Page 60

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
All of the Company’s municipal bonds were rated investment grade at September 30, 2018. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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

E*TRADE Q3 2018 10-Q | Page 61

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

	Unobservable Inputs	Average	Range
September 30, 2018
Loans receivable:
One- to four-family	Appraised value	$621,000	$195,000 - $2,000,000
Home equity	Appraised value	$371,000	$65,000 - $950,000
Real estate owned	Appraised value	$315,000	$45,000 - $1,149,000

December 31, 2017
Loans receivable:
One- to four-family	Appraised value	$520,700	$60,000 - $1,200,000
Home equity	Appraised value	$317,300	$38,000 - $2,066,000
Real estate owned	Appraised value	$355,200	$4,500 - $2,000,000

E*TRADE Q3 2018 10-Q | Page 62

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recurring and Nonrecurring Fair Value Measurements
The following tables presents the significant components of assets and liabilities measured at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2018:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency mortgage-backed securities	$—	$21,639	$—	$21,639
Agency debentures	—	1,069	—	1,069
Agency debt securities	—	142	—	142
Municipal bonds	—	12	—	12
Other	—	2	—	2
Total available-for-sale securities	—	22,864	—	22,864
Other assets:
Derivative assets(1)	—	11	—	11
Publicly traded equity securities(2)	7	—	—	7
Total assets measured at fair value on a recurring basis(3)	$7	$22,875	$—	$22,882
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$16	$16
Home equity	—	—	5	5
Total loans receivable	—	—	21	21
Other assets:
Real estate owned	—	—	11	11
Total assets measured at fair value on a nonrecurring basis(4)	$—	$—	$32	$32

(1)	All derivative assets were interest rate contracts at September 30, 2018. Information related to derivative instruments is detailed in Note 8—Derivative Instruments and Hedging Activities.

(2)
Consists of investments in a mutual fund related to the CRA. At September 30, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

(3)	Assets measured at fair value on a recurring basis represented 35% of the Company’s total assets at September 30, 2018.

(4)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at September 30, 2018, and for which a fair value measurement was recorded during the period.

E*TRADE Q3 2018 10-Q | Page 63

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

E*TRADE Q3 2018 10-Q | Page 64

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents gains and losses recognized on assets measured at fair value on a nonrecurring basis (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
One- to four-family	$—	$1	$2	$3
Home equity	—	—	—	3
Total losses on loans receivable measured at fair value	$—	$1	$2	$6
Gains on real estate owned measured at fair value	$—	$(1)	$(1)	$(1)
Recurring Fair Value Measurements Categorized within Level 3
As of September 30, 2018 and December 31, 2017, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy. The Company had no transfers between levels during the nine months ended September 30, 2018 and 2017.

E*TRADE Q3 2018 10-Q | Page 65

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet (dollars in millions):

	September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$596	$596	$—	$—	$596
Cash required to be segregated under federal or other regulations	$856	$856	$—	$—	$856
Held-to-maturity securities:
Agency mortgage-backed securities	$18,427	$—	$17,836	$—	$17,836
Agency debentures	1,564	—	1,532	—	1,532
Agency debt securities	2,035	—	1,953	—	1,953
Total held-to-maturity securities	$22,026	$—	$21,321	$—	$21,321
Margin receivables(1)	$11,184	$—	$11,184	$—	$11,184
Loans receivable, net:
One- to four-family	$1,145	$—	$—	$1,170	$1,170
Home equity	863	—	—	879	879
Consumer and other	243	—	—	240	240
Total loans receivable, net(2)	$2,251	$—	$—	$2,289	$2,289
Receivables from brokers, dealers and clearing organizations(1)	$786	$—	$786	$—	$786
Other assets(1)(3)	$42	$—	$42	$—	$42
Liabilities
Deposits	$43,074	$—	$43,073	$—	$43,073
Customer payables	$10,534	$—	$10,534	$—	$10,534
Payables to brokers, dealers and clearing organizations	$1,845	$—	$1,845	$—	$1,845
Other borrowings	$550	$—	$550	$—	$550
Corporate debt	$1,408	$—	$1,379	$—	$1,379

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, including the fully paid lending program, where the Company is permitted to sell or re-pledge the securities, was $15.3 billion at September 30, 2018. Of this amount, $3.8 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at September 30, 2018.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $41 million and loans that are recorded at fair value on a nonrecurring basis at September 30, 2018.

(3)	The $42 million in other assets at September 30, 2018 represents securities borrowing from customers under the fully paid lending program.

E*TRADE Q3 2018 10-Q | Page 66

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

E*TRADE Q3 2018 10-Q | Page 67

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
Loans receivable, net—Fair value is estimated using a discounted cash flow model. Loans are differentiated based on their individual portfolio characteristics, such as product classification, loan category and pricing features. Assumptions for expected losses, prepayments, cash flows and discount rates are adjusted to reflect the individual characteristics of the loans, such as credit risk, coupon, lien position, and payment characteristics, as well as the secondary market conditions for these types of loans. Fair value for E*TRADE Line of Credit receivables, included in Consumer and other, is estimated to be carrying value consistent with the Company's valuation of margin receivables.
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
Trust preferred securities—Fair value was estimated by discounting future cash flows at the yield implied by dealer pricing quotes. See Note 10—Other Borrowings, Note 11—Corporate Debt and Note 15—Commitments, Contingencies and Other Regulatory Matters.
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

E*TRADE Q3 2018 10-Q | Page 68

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

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
September 30, 2018
Assets:
Deposits paid for securities borrowed (2)	$363	$—	$363	$(109)	$(239)	$15
Derivative assets (3)	11	—	11	—	(5)	6
Total	$374	$—	$374	$(109)	$(244)	$21

Liabilities:
Deposits received for securities loaned (4)	$1,794	$—	$1,794	$(109)	$(1,521)	$164
Total	$1,794	$—	$1,794	$(109)	$(1,521)	$164

December 31, 2017
Assets:
Deposits paid for securities borrowed (2)	$759	$—	$759	$(251)	$(483)	$25
Total	$759	$—	$759	$(251)	$(483)	$25

Liabilities:
Deposits received for securities loaned (4)	$1,373	$—	$1,373	$(251)	$(1,004)	$118
Derivative liabilities (5)(6)	5	—	5	—	(5)	—
Total	$1,378	$—	$1,378	$(251)	$(1,009)	$118

(1)
The vast majority of the net amount of deposits paid for securities borrowed are reflected in the receivables from brokers, dealers and clearing organizations line item while the deposits paid for securities borrowed under the fully paid lending program are reflected in other assets. Derivative assets are reflected in the other assets line item in the consolidated balance sheet. Deposits received for securities loaned are reflected in the payables to brokers, dealers and clearing organizations line item in the consolidated balance sheet. Derivative liabilities are reflected in the other liabilities line item in the consolidated balance sheet.

E*TRADE Q3 2018 10-Q | Page 69

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)
Included in the gross amounts of deposits paid for securities borrowed was $227 million and $347 million at September 30, 2018 and December 31, 2017, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(3)	Collateral received included cash at September 30, 2018.

(4)
Included in the gross amounts of deposits received for securities loaned was $1.2 billion and $821 million at September 30, 2018 and December 31, 2017, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(5)	Excludes net accrued interest payable of $2 million at December 31, 2017.

(6)	Collateral pledged included held-to-maturity securities at amortized cost at December 31, 2017.
Securities Lending Transactions
Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowing transactions require the Company to deposit cash with the lender whereas securities lending transactions result in the Company receiving collateral in the form of cash, with both requiring cash in an amount generally in excess of the market value of the securities. These transactions have overnight or continuous remaining contractual maturities. Securities lending transactions expose the Company to counterparty credit risk and market risk. To manage the counterparty risk, the Company maintains internal standards for approving counterparties, reviews and analyzes the credit rating of each counterparty, and monitors its positions with each counterparty on an ongoing basis. In addition, for certain of the Company's securities lending transactions, the Company uses a program with a clearing organization that guarantees the return of collateral. The Company monitors the market value of the securities borrowed and loaned using collateral arrangements that require additional collateral to be obtained from or excess collateral to be returned to the counterparties based on changes in market value, to maintain specified collateral levels.
Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the preceding table as the contracts may not qualify as master netting agreements. See Note 8—Derivative Instruments and Hedging Activities for additional information.

E*TRADE Q3 2018 10-Q | Page 70

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
September 30, 2018:
Available-for-sale securities:(1)
Agency mortgage-backed securities	$22,137	$42	$(540)	$21,639
Agency debentures	1,072	11	(14)	1,069
Agency debt securities	146	—	(4)	142
Municipal bonds	13	—	(1)	12
Other	2	—	—	2
Total available-for-sale securities	$23,370	$53	$(559)	$22,864
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$18,427	$7	$(598)	$17,836
Agency debentures	1,564	—	(32)	1,532
Agency debt securities	2,035	1	(83)	1,953
Total held-to-maturity securities	$22,026	$8	$(713)	$21,321

December 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$19,395	$47	$(247)	$19,195
Agency debentures	939	39	(12)	966
US Treasuries	452	10	(4)	458
Agency debt securities	34	—	(1)	33
Municipal bonds	20	—	—	20
Total debt securities	20,840	96	(264)	20,672
Publicly traded equity securities(2)	7	—	—	7
Total available-for-sale securities	$20,847	$96	$(264)	$20,679
Held-to-maturity securities:
Agency mortgage-backed securities	$20,502	$95	$(193)	$20,404
Agency debentures	710	—	(2)	708
Agency debt securities	2,615	15	(35)	2,595
Other	12	—	—	12
Total held-to-maturity securities	$23,839	$110	$(230)	$23,719

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

E*TRADE Q3 2018 10-Q | Page 71

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

hold those particular securities until maturity. See Note 12—Shareholders' Equity for information on the impact to accumulated other comprehensive income.

(2)
Consists of investments in a mutual fund related to the CRA. At September 30, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance related to the classification and measurement of financial instruments. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Contractual Maturities
The following table presents the contractual maturities of all available-for-sale and held-to-maturity debt securities (dollars in millions):

	September 30, 2018
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$5	$5
Due within one to five years	905	881
Due within five to ten years	9,278	9,106
Due after ten years	13,182	12,872
Total available-for-sale debt securities	$23,370	$22,864
Held-to-maturity debt securities:
Due within one year	$105	$104
Due within one to five years	1,635	1,598
Due within five to ten years	5,242	5,055
Due after ten years	15,044	14,564
Total held-to-maturity debt securities	$22,026	$21,321
At September 30, 2018 and December 31, 2017, the Company had pledged $6.5 billion and $5.5 billion, respectively, of held-to-maturity debt securities, and $222 million and $352 million, respectively, of available-for-sale securities, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE Q3 2018 10-Q | Page 72

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
September 30, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$10,753	$(185)	$6,581	$(355)	$17,334	$(540)
Agency debentures	418	(5)	113	(9)	531	(14)
Agency debt securities	113	(2)	29	(2)	142	(4)
Municipal bonds	3	—	9	(1)	12	(1)
Other	2	—	—	—	2	—
Total temporarily impaired available-for-sale securities	$11,289	$(192)	$6,732	$(367)	$18,021	$(559)
Held-to-maturity securities:
Agency mortgage-backed securities	$10,041	$(253)	$6,960	$(345)	$17,001	$(598)
Agency debentures	1,180	(17)	353	(15)	1,533	(32)
Agency debt securities	574	(15)	1,273	(68)	1,847	(83)
Total temporarily impaired held-to-maturity securities	$11,795	$(285)	$8,586	$(428)	$20,381	$(713)

December 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$4,638	$(23)	$8,027	$(224)	$12,665	$(247)
Agency debentures	—	—	283	(12)	283	(12)
US Treasuries	—	—	147	(4)	147	(4)
Agency debt securities	9	—	24	(1)	33	(1)
Municipal bonds	—	—	11	—	11	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$4,654	$(23)	$8,492	$(241)	$13,146	$(264)
Held-to-maturity securities:
Agency mortgage-backed securities	$9,982	$(78)	$4,906	$(115)	$14,888	$(193)
Agency debentures	597	(2)	9	—	606	(2)
Agency debt securities	373	(3)	1,345	(32)	1,718	(35)
Total temporarily impaired held-to-maturity securities	$10,952	$(83)	$6,260	$(147)	$17,212	$(230)

E*TRADE Q3 2018 10-Q | Page 73

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of September 30, 2018 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at September 30, 2018.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the nine months ended September 30, 2018 and 2017.
Gains on Securities and Other, Net
The following table presents the components of gains on securities and other, net (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gains on available-for-sale securities(1)	$65	$7	$87	$25
Losses on available-for-sale securities(1)	(54)	—	(54)	—
Subtotal	11	7	33	25
Equity method investment income (loss) and other(2)(3)	6	(1)	9	(2)
Gains on securities and other, net	$17	$6	$42	$23

(1)
In August 2018, the Company sold available-for-sale securities and reinvested the sale proceeds in agency-backed securities at current market rates. A subset of these securities had been purchased in lower interest rate environments and were in unrealized loss positions at the time of sale. As both the change in intent related to these securities and the sale of these securities occurred within the same reporting period, the Company presented the losses on the sale of these securities within the gains on securities and other, net line item.

(2)	Includes a $5 million gain on the sale of our Chicago Stock Exchange investment for the three and nine months ended September 30, 2018.

(3)
Includes a loss of $2 million and $5 million on hedge ineffectiveness for the three and nine months ended September 30, 2017. Beginning January 1, 2018 fair value hedging adjustments are recognized within net interest income. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

E*TRADE Q3 2018 10-Q | Page 74

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7—LOANS RECEIVABLE, NET
The following table presents loans receivable disaggregated by delinquency status (dollars in millions):

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized premiums, net	Allowance for loans losses	Loans Receivable, Net
September 30, 2018
One- to four-family	$1,034	$45	$13	$58	$1,150	$7	$(12)	$1,145
Home equity	821	29	14	26	890	—	(27)	863
Consumer and other(1)	242	2	—	—	244	1	(2)	243
Total loans receivable	$2,097	$76	$27	$84	$2,284	$8	$(41)	$2,251

December 31, 2017
One- to four-family	$1,269	$59	$22	$82	$1,432	$9	$(24)	$1,417
Home equity	1,014	36	15	32	1,097	—	(46)	1,051
Consumer and other(1)	185	3	—	—	188	2	(4)	186
Total loans receivable	$2,468	$98	$37	$114	$2,717	$11	$(74)	$2,654

(1)
In 2017 we introduced E*TRADE Line of Credit, a securities-based lending product, where customers can borrow against the market value of their securities pledged as collateral. The drawn amount and unused credit line amount totaled $113 million and $168 million, respectively, as of September 30, 2018 and $12 million and $35 million, respectively, as of December 31, 2017.

At December 31, 2017, the Company had loans with a carrying value of $17 million classified as held for sale. These loans were presented within other assets as of December 31, 2017 and were sold during the three months ended March 31, 2018.
At September 30, 2018, the Company pledged $1.8 billion and $0.1 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively. At December 31, 2017, the Company pledged $2.2 billion and $0.2 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.

E*TRADE Q3 2018 10-Q | Page 75

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

	One- to Four-Family		Home Equity
Current LTV/CLTV(1)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
<=80%	$877	$1,031	$475	$531
80%-100%	181	256	230	291
100%-120%	53	91	121	176
>120%	39	54	64	99
Total mortgage loans receivable	$1,150	$1,432	$890	$1,097
Average estimated current LTV/CLTV (2)	66%	70%	80%	84%
Average LTV/CLTV at loan origination (3)	71%	71%	82%	81%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans, HEILs and the maximum available line for HELOCs.

	One- to Four-Family		Home Equity
Current FICO	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
>=720	$660	$805	$463	$548
719 - 700	105	138	84	106
699 - 680	77	105	77	93
679 - 660	72	78	60	79
659 - 620	90	122	88	103
<620	146	184	118	168
Total mortgage loans receivable	$1,150	$1,432	$890	$1,097
One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At September 30, 2018, nearly 100% of these loans were amortizing. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At September 30, 2018, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.

E*TRADE Q3 2018 10-Q | Page 76

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average age of our mortgage and consumer loans receivable was 12.6 and 11.8 years at September 30, 2018 and December 31, 2017, respectively. Approximately 33% and 34% of the Company’s mortgage loans receivable were concentrated in California at September 30, 2018 and December 31, 2017, respectively. Approximately 10% and 9% of the Company's mortgage loans receivable were concentrated in New York at September 30, 2018 and December 31, 2017, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at September 30, 2018 and December 31, 2017.
At September 30, 2018, 27% and 19% of the Company’s past-due mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of past-due mortgage loans that represented 10% or more of the Company's past-due mortgage loans. At September 30, 2018, 43% and 10% of the Company’s impaired mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of impaired mortgage loans that represented 10% or more of the Company's impaired mortgage loans.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. The following table presents nonperforming loans by loan portfolio (dollars in millions):

	September 30, 2018	December 31, 2017
One- to four-family	$153	$192
Home equity	77	98
Total nonperforming loans receivable	$230	$290
At September 30, 2018 and December 31, 2017, the Company held $17 million and $26 million, respectively, of real estate owned that was acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $60 million and $101 million of loans for which formal foreclosure proceedings were in process at September 30, 2018 and December 31, 2017, respectively.

E*TRADE Q3 2018 10-Q | Page 77

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
The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	One- to Four-Family		Home Equity		Consumer and other		Total
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
General reserve:
Quantitative component	$7	$15	$6	$14	$2	$4	$15	$33
Qualitative component	1	3	—	3	—	—	1	6
Specific valuation allowance	4	6	21	29	—	—	25	35
Total allowance for loan losses	$12	$24	$27	$46	$2	$4	$41	$74
Allowance as a % of loans receivable(1)	1.1%	1.6%	3.0%	4.2%	0.9%	2.1%	1.8%	2.7%

(1)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.

E*TRADE Q3 2018 10-Q | Page 78

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a roll forward by loan portfolio of the allowance for loan losses (dollars in millions):

	Three Months Ended September 30, 2018
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$16	$36	$2	$54
Provision (benefit) for loan losses	(6)	(28)	—	(34)
Charge-offs	—	—	(1)	(1)
Recoveries(1)	2	19	1	22
Net (charge-offs) recoveries	2	19	—	21
Allowance for loan losses, end of period	$12	$27	$2	$41

	Three Months Ended September 30, 2017
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$29	$82	$5	$116
Provision (benefit) for loan losses	(12)	(17)	—	(29)
Charge-offs	—	(1)	(1)	(2)
Recoveries	4	5	—	9
Net (charge-offs) recoveries	4	4	(1)	7
Allowance for loan losses, end of period	$21	$69	$4	$94

	Nine Months Ended September 30, 2018
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$24	$46	$4	$74
Provision (benefit) for loan losses	(17)	(56)	(1)	(74)
Charge-offs	(1)	—	(3)	(4)
Recoveries(2)	6	37	2	45
Net (charge-offs) recoveries	5	37	(1)	41
Allowance for loan losses, end of period	$12	$27	$2	$41

	Nine Months Ended September 30, 2017
	One- to Four-Family	Home Equity	Consumer and other	Total
Allowance for loan losses, beginning of period	$45	$171	$5	$221
Provision (benefit) for loan losses	(30)	(113)	1	(142)
Charge-offs	—	(6)	(4)	(10)
Recoveries	6	17	2	25
Net (charge-offs) recoveries	6	11	(2)	15
Allowance for loan losses, end of period	$21	$69	$4	$94

(1)	Includes $10 million of recoveries recognized during the three months ended September 30, 2018 related to the sale of previously charged-off home equity loans.

(2)	Total includes $15 million of recoveries recognized during the nine months ended September 30, 2018 related to the sale of previously charged-off home equity loans.

E*TRADE Q3 2018 10-Q | Page 79

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total loans receivable designated as held-for-investment decreased $0.4 billion during the nine months ended September 30, 2018. The allowance for loan losses was $41 million, or 1.8% of total loans receivable, as of September 30, 2018 compared to $74 million, or 2.7% of total loans receivable, as of December 31, 2017. Net recoveries for the nine months ended September 30, 2018 were $41 million compared to $15 million in the same period in 2017.
The benefit for loan losses was $74 million for the nine months ended September 30, 2018. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs that were not included in our loss estimates.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan portfolio (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	September 30,	December 31,	September 30,	December 31,
	2018	2017	2018	2017
Collectively evaluated for impairment:
One- to four-family	$963	$1,228	$8	$18
Home equity	746	932	6	17
Consumer and other	245	190	2	4
Total collectively evaluated for impairment	1,954	2,350	16	39
Individually evaluated for impairment:
One- to four-family	194	213	4	6
Home equity	144	165	21	29
Total individually evaluated for impairment	338	378	25	35
Total	$2,292	$2,728	$41	$74
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

E*TRADE Q3 2018 10-Q | Page 80

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
September 30, 2018
One- to four-family	$85	$70	$12	$4	$23	$194
Home equity	93	23	10	6	12	144
Total	$178	$93	$22	$10	$35	$338
December 31, 2017
One- to four-family	$83	$74	$13	$5	$38	$213
Home equity	104	34	10	4	13	165
Total	$187	$108	$23	$9	$51	$378

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
Total recorded investment in TDRs includes premium (discount), as applicable, and is net of charge-offs, which were $58 million and $127 million for one-to four-family and home equity loans, respectively, as of September 30, 2018 and $67 million and $144 million, respectively, as of December 31, 2017.

(4)
Total recorded investment in TDRs at September 30, 2018 consisted of $261 million of loans modified as TDRs and $77 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2017 consisted of $285 million of loans modified as TDRs and $93 million of loans that have been charged off due to bankruptcy notification.

The following tables present the average recorded investment and interest income recognized both on a cash and accrual basis for the Company’s TDRs (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
One- to four-family	$198	$219	$2	$2
Home equity	148	176	4	4
Total	$346	$395	$6	$6

	Average Recorded Investment		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
One- to four-family	$205	$230	$6	$7
Home equity	156	185	10	12
Total	$361	$415	$16	$19

E*TRADE Q3 2018 10-Q | Page 81

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents detailed information related to the Company’s TDRs and specific valuation allowances (dollars in millions):

	September 30, 2018			December 31, 2017
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$52	$4	$48	$54	$6	$48
Home equity	$64	$21	$43	$83	$29	$54
Without a recorded allowance:(1)
One- to four-family	$142	$—	$142	$159	$—	$159
Home equity	$80	$—	$80	$82	$—	$82
Total:
One- to four-family	$194	$4	$190	$213	$6	$207
Home equity	$144	$21	$123	$165	$29	$136

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

E*TRADE Q3 2018 10-Q | Page 82

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following tables present the number of loans and post-modification balances immediately after being modified by major class (dollars in millions):

	Three Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
September 30, 2018
One- to four-family	11	$2	$—	$2	$4
Home equity	15	—	—	1	1
Total	26	$2	$—	$3	$5

September 30, 2017
One- to four-family	7	$3	$—	$—	$3
Home equity	46	4	—	—	4
Total	53	$7	$—	$—	$7

	Nine Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
September 30, 2018
One- to four-family	46	$14	$—	$6	$20
Home equity	75	4	1	1	6
Total	121	$18	$1	$7	$26

September 30, 2017
One- to four-family	19	$6	$—	$1	$7
Home equity	260	9	1	9	19
Total	279	$15	$1	$10	$26

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE Q3 2018 10-Q | Page 83

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
The Company utilizes fair value hedges to offset exposure to changes in value of certain fixed-rate assets. All of the Company's derivative instruments were designated in fair value hedging relationships at September 30, 2018 and December 31, 2017. For each fair value hedge, both the gain or loss on the derivative, including interest accruals, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings. Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statement of income and the cumulative net gain or loss on the hedged item is amortized to net interest income using the effective interest method over the expected remaining life of the hedged item.
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
In January 2017, one of the two central clearing organizations through which the Company executes certain of its derivative contracts amended its rulebooks to legally characterize variation margin payments as settlements of the derivatives' exposure rather than collateral against the exposure. By January 2018, both central clearing organizations had adopted similar rulebook amendments. As a result, for centrally cleared derivatives contracts, amounts exchanged with counterparties are reflected as a reduction of the related derivative assets or liabilities, including accrued interest, on the consolidated balance sheet. The Company therefore had no centrally cleared derivative contract assets or liabilities reflected on the consolidated balance sheet as a result of the rulebook changes as of September 30, 2018. At December 31, 2017, the Company had $131 million and $9 million of centrally cleared derivative contract assets and liabilities, respectively, reflected on the consolidated balance sheet.
The consolidated balance sheet and the table below exclude the following as these contracts were executed through a central clearing organization and were settled by variation margin payments:

•	Derivative assets of $371 million and $6 million at September 30, 2018 and December 31, 2017, respectively

•	Derivative liabilities of $1 million and $18 million at September 30, 2018 and December 31, 2017, respectively

E*TRADE Q3 2018 10-Q | Page 84

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presentation on the Consolidated Balance Sheet
The following table presents a summary of the fair value of derivatives as reported in the consolidated balance sheet (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
September 30, 2018
Interest rate contracts:
Fair value hedges	$8,109	$11	$—	$11
Total derivatives designated as hedging instruments(4)	$8,109	$11	$—	$11
December 31, 2017
Interest rate contracts:
Fair value hedges	$8,609	$131	$(14)	$117
Total derivatives designated as hedging instruments(4)	$8,609	$131	$(14)	$117

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents net fair value of derivative instruments for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at September 30, 2018 and December 31, 2017.
The following table presents the cumulative basis adjustments related to the carrying amount of hedged assets in fair value hedging relationships (dollars in millions):

		Cumulative Amount of Fair Value Hedging Basis Adjustment Included in Carrying Amount of Hedged Assets(2)
	Carrying Amount of Hedged Assets(1)	Total	Discontinued
September 30, 2018
Available-for-sale securities(3)	$11,487	$(361)	$(272)

(1)	The carrying amount includes the impact of basis adjustments on active fair value hedges and the impact of basis adjustments from previously discontinued fair value hedges.

(2)
Represents the increase (decrease) to the carrying amount of hedged assets. The discontinued portion of the cumulative amount of fair value hedging basis adjustments is amortized into net interest income using the effective interest method over the expected remaining life of the hedged items.

(3)
Includes the amortized cost basis of closed portfolios of prepayable securities designated in hedging relationships in which the hedged item is the last layer of principal expected to be remaining throughout the hedge term. As of September 30, 2018, the amortized cost basis of this portfolio was $831 million, the amount of the designated hedged items was $192 million and the cumulative basis adjustments associated with these hedges was $1 million.

E*TRADE Q3 2018 10-Q | Page 85

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presentation on the Consolidated Statement of Income
The following table presents the effects of fair value hedge accounting on the consolidated statement of income (dollars in millions):

	Interest Income
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Total interest income	$514	$1,471

Effects of fair value hedging on total interest income(1)(2)
Agency debentures:
Amounts recognized as interest accruals on derivatives	(1)	(4)
Changes in fair value of hedged items	(8)	(74)
Changes in fair value of derivatives	8	74
Net loss on fair value hedging relationships - agency debentures	(1)	(4)

Agency mortgage backed securities:
Amounts recognized as interest accruals on derivatives	1	(14)
Amortization of basis adjustments from discontinued hedges	7	16
Changes in fair value of hedged items	(88)	(416)
Changes in fair value of derivatives	83	403
Net gain (loss) on fair value hedging relationships - agency mortgage backed securities	3	(11)
Total net gain (loss) on fair value hedging relationships	$2	$(15)

(1)	Excludes interest income accruals on hedged items and amounts recognized upon the sale of securities attributable to fair value hedge accounting.

(2)	Excludes interest on variation margin related to centrally cleared derivative contracts.

E*TRADE Q3 2018 10-Q | Page 86

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the changes in fair value of interest rate derivative contracts designated as fair value hedges and related hedged items as reflected on the consolidated statement of income (dollars in millions):

	Three Months Ended September 30, 2017
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(1)	$1	$—
Agency mortgage-backed securities	4	(6)	(2)
Total gains (losses) included in earnings	$3	$(5)	$(2)

(1)	Reflected in the gains on securities and other, net line item on the consolidated statement of income.

	Nine Months Ended September 30, 2017
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$(7)	$7	$—
Agency mortgage-backed securities	(29)	24	(5)
Total gains (losses) included in earnings	$(36)	$31	$(5)

(1)	Reflected in the gains on securities and other, net line item on the consolidated statement of income.

NOTE 9—DEPOSITS
The following table presents the significant components of deposits (dollars in millions):

	Amount		Weighted-Average Rate
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Sweep deposits	$37,998	$37,734	0.15%	0.01%
Savings deposits	3,145	2,912	0.40%	0.01%
Other deposits(1)	1,931	2,096	0.03%	0.03%
Total deposits	$43,074	$42,742	0.17%	0.01%

(1)
Includes checking deposits, money market deposits and certificates of deposit. As of September 30, 2018 and December 31, 2017, the Company had $193 million and $207 million in non-interest bearing deposits, respectively.

NOTE 10—OTHER BORROWINGS
The following table presents the significant components of other borrowings (dollars in millions):

	September 30, 2018	December 31, 2017
FHLB advances	$550	$500
Trust preferred securities	—	410
Total other borrowings	$550	$910
During the three months ended September 30, 2018, the Company redeemed $413 million of its outstanding TRUPs. In connection with the redemption, the Company recognized a loss on early extinguishment of debt of $4 million, consisting of the difference between the carrying value of the TRUPs redeemed, including unamortized debt issuance costs, and the total cash amount paid, including related

E*TRADE Q3 2018 10-Q | Page 87

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fees and expenses. Net proceeds from the June 2018 issuance of $420 million Senior Notes were used to redeem the TRUPs. See Note 11—Corporate Debt and Note 15—Commitments, Contingencies and Other Regulatory Matters.
External Lines of Credit maintained at E*TRADE Securities
E*TRADE Securities' external liquidity lines total approximately $1.3 billion as of September 30, 2018 and include the following:

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
The revolving credit facility contains maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at September 30, 2018. There were no outstanding balances for these lines at September 30, 2018.

NOTE 11—CORPORATE DEBT
The following table presents the significant components of corporate debt (dollars in millions):

	Face Value	Discount	Net
September 30, 2018
Interest-bearing notes:
2.95% Senior Notes, due 2022	$600	$(4)	$596
3.80% Senior Notes, due 2027	400	(4)	396
4.50% Senior Notes, due 2028	420	(4)	416
Total corporate debt	$1,420	$(12)	$1,408

December 31, 2017
Interest-bearing notes:
2.95% Senior Notes, due 2022	$600	$(5)	$595
3.80% Senior Notes, due 2027	400	(4)	396
Total corporate debt	$1,000	$(9)	$991

E*TRADE Q3 2018 10-Q | Page 88

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Issuance of Corporate Debt
During the three months ended June 30, 2018, the Company issued $420 million in aggregate principal amount of Senior Notes due 2028. The Senior Notes bear interest at an annual rate of 4.50% and will mature on June 20, 2028. The Senior Notes are our general unsecured senior obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness. The Senior Notes effectively rank junior to our secured indebtedness, if any, to the extent of the collateral securing such indebtedness, and are structurally subordinated to all liabilities of our subsidiaries. The Senior Notes are not guaranteed by the subsidiaries.
The Company used the proceeds from the issuance of the Senior Notes for the redemption of the TRUPs issued by ETB Holdings, a subsidiary of E*TRADE Financial. For additional information about TRUPs, see Note 10—Other Borrowings and Note 15—Commitments, Contingencies and Other Regulatory Matters.
Credit Facility
In 2017, the Company entered into a new $300 million unsecured committed revolving credit facility with certain lenders which will mature on June 23, 2020. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility has terms which include financial maintenance covenants, with which the Company was in compliance at September 30, 2018. At September 30, 2018, there was no outstanding balance under this revolving credit facility.

E*TRADE Q3 2018 10-Q | Page 89

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 12—SHAREHOLDERS' EQUITY
Preferred Stock
The following table presents the preferred stock outstanding (in millions except total shares outstanding and per share data):

					Carrying Value at
Description	Issuance Date	Per Annum Dividend Rate	Total Shares Outstanding	Liquidation Preference per Share	September 30, 2018	December 31, 2017
Series A
Fixed-to-Floating Rate Non-Cumulative	8/25/2016	5.875% to, but excluding, 9/15/2026; 3-mo LIBOR + 4.435% thereafter	400,000	$1,000	$394	$394
Series B
Fixed-to-Floating Rate Non-Cumulative	12/6/2017	5.30% to, but excluding, 3/15/2023; 3-mo LIBOR + 3.16% thereafter	3,000	$100,000	295	295
Total			403,000		$689	$689
The following table presents the cash dividend paid on preferred stock (in millions except per share data):

Nine Months Ended September 30, 2018					Nine Months Ended September 30, 2017
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid	Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/8/2018	2/28/2018	3/15/2018	$29.38	$12	2/2/2017	2/28/2017	3/15/2017	$32.64	$13
7/26/2018	8/31/2018	9/17/2018	$29.38	12	8/2/2017	8/31/2017	9/15/2017	$29.38	12
Series B (1)
7/26/2018	8/31/2018	9/17/2018	$4,107.50	12
Total				$36					$25

(1)	Dividends are non-cumulative and payable semi-annually, if declared.
Common Stock
Dividend on Common Stock
On October 17, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per share on the Company's outstanding shares of common stock. The dividend is payable on November 15, 2018, to shareholders of record as of the close of business on October 30, 2018.
Employee Stock Purchase Plan
In May 2018, the shareholders of the Company approved the 2018 Employee Stock Purchase Plan (the "2018 Plan"), and reserved 4.0 million shares of common stock for sale to employees at a price no less than 85% of the fair market value per share of the common stock on the purchase date. The Company currently offers six month enrollment periods at the end of which employees can purchase shares of the Company's

E*TRADE Q3 2018 10-Q | Page 90

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

common stock at a price equal to 95% of the closing market price on the date of purchase. The initial offering period began on September 1, 2018. No share-based compensation expense was recorded in connection with the 2018 Plan as it was deemed non-compensatory. No shares were purchased under the plan during the three or nine months ended September 30, 2018.
Share Repurchases
During the third quarter of 2018, the Company completed its prior $1 billion share repurchase program with the repurchase of 5.3 million shares of common stock at an average price of $58.74 per share, or $310 million. As of September 30, 2018, the Company had repurchased 19.5 million shares of common stock at an average price of $51.38 per share, for a total of $1 billion since the Company began repurchasing shares under this authorization in the third quarter of 2017. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital. In October 2018, the Company announced that its Board of Directors has authorized a new $1 billion share repurchase program.
Other Common Stock Activity
Other common stock activity includes shares withheld to pay taxes for share-based compensation, exercises of stock options, and other activity. During the nine months ended September 30, 2017, it also includes $3 million of conversion of the Company's convertible debentures into 0.3 million shares of common stock. There were no conversions of convertible debentures during the nine months ended September 30, 2018.

E*TRADE Q3 2018 10-Q | Page 91

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accumulated Other Comprehensive Loss
The following tables present after-tax changes in each component of accumulated other comprehensive loss (dollars in millions):

Total (1)
Balance, December 31, 2017	$(26)
Other comprehensive loss before reclassifications	(128)
Amounts reclassified from accumulated other comprehensive loss	(7)
Transfer of held-to-maturity securities to available-for-sale securities(2)	6
Net change	(129)
Cumulative effect of hedge accounting adoption	(7)
Reclassification of tax effects due to federal tax reform	(14)
Balance, March 31, 2018	$(176)
Other comprehensive loss before reclassifications	(51)
Amounts reclassified from accumulated other comprehensive loss	(8)
Net change	(59)
Balance, June 30, 2018	$(235)
Other comprehensive loss before reclassifications	(86)
Amounts reclassified from accumulated other comprehensive loss	(8)
Net change	(94)
Balance, September 30, 2018(3)	$(329)

(1)	During the nine months ended September 30, 2018, the accumulated other comprehensive loss activity was related to available-for-sale securities.

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

(3)
Includes unamortized unrealized pre-tax losses of $23 million at September 30, 2018 of which $17 million is related to the transfer of available-for-sale securities to held-to-maturity securities during the three months ended March 31, 2018.

E*TRADE Q3 2018 10-Q | Page 92

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

E*TRADE Q3 2018 10-Q | Page 93

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents other comprehensive income (loss) activity and the related tax effect (dollars in millions):

	Three Months Ended September 30,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$(112)	$26	$(86)	$26	$(10)	$16
Reclassification into earnings, net	(11)	3	(8)	(7)	3	(4)
Net change from available-for-sale securities	(123)	29	(94)	19	(7)	12
Other comprehensive income (loss)	$(123)	$29	$(94)	$19	$(7)	$12

	Nine Months Ended September 30,
	2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$(353)	$88	$(265)	$170	$(66)	$104
Reclassification into earnings, net	(32)	9	(23)	(24)	9	(15)
Transfer of held-to-maturity securities to available-for-sale securities	7	(1)	6	—	—	—
Net change from available-for-sale securities	(378)	96	(282)	146	(57)	89
Reclassification of foreign currency translation gains	—	—	—	(2)	—	(2)
Other comprehensive income (loss)	$(378)	$96	$(282)	$144	$(57)	$87

E*TRADE Q3 2018 10-Q | Page 94

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive loss (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Items in the Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Available-for-sale securities:	$12	$7	$34	$24	Gains on securities and other, net
	(1)	—	(2)	—	Interest income
	11	7	32	24	Reclassification into earnings, before tax
	(3)	(3)	(9)	(9)	Income tax expense
	$8	$4	$23	$15	Reclassification into earnings, net

Foreign currency translation:	$—	$—	$—	$2	Other non-interest expenses
	$—	$—	$—	$2	Reclassification into earnings, net

NOTE 13—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share (in millions, except share data and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$285	$147	$782	$485
Less: Preferred stock dividends	24	12	36	25
Net income available to common shareholders	$261	$135	$746	$460

Share data (in thousands):
Basic weighted-average shares outstanding	259,498	273,441	263,292	274,565
Effect of weighted-average dilutive securities:
Restricted stock and options(1)	1,147	1,134	1,125	1,029
Convertible debentures	16	19	16	109
Diluted weighted-average shares outstanding(2)	260,661	274,594	264,433	275,703

Basic earnings per common share	$1.01	$0.49	$2.84	$1.67
Diluted earnings per common share(2)	$1.00	$0.49	$2.82	$1.67

(1)	Includes dilutive restricted stock units and awards, employee stock purchase plan shares and stock options.

(2)
The amount of certain restricted stock and options excluded from the calculations of diluted earnings per share due to the anti-dilutive effect was not material for the three and nine months ended September 30, 2018 and 2017.

E*TRADE Q3 2018 10-Q | Page 95

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
At September 30, 2018 and December 31, 2017, all of the Company’s broker-dealer and FCM subsidiaries met applicable minimum net capital requirements. The following table presents a summary of the minimum net capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
September 30, 2018:
E*TRADE Securities(1)	$248	$1,443	$1,195
E*TRADE Futures	3	26	23
International broker-dealer	—	19	19
Total	$251	$1,488	$1,237
December 31, 2017:
E*TRADE Securities	$211	$1,213	$1,002
E*TRADE Futures	4	19	15
International broker-dealer	—	19	19
Total	$215	$1,251	$1,036

(1)	E*TRADE Securities paid dividends of $360 million to the parent company during the nine months ended September 30, 2018.
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

E*TRADE Q3 2018 10-Q | Page 96

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	September 30, 2018					December 31, 2017
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,388	7.1%	$3,098	5.0%	$1,290	$4,386	7.4%	$2,976	5.0%	$1,410
Common equity Tier 1 capital	$3,699	34.1%	$705	6.5%	$2,994	$3,773	33.9%	$722	6.5%	$3,051
Tier 1 risk-based capital	$4,388	40.5%	$867	8.0%	$3,521	$4,386	39.5%	$889	8.0%	$3,497
Total risk-based capital	$4,429	40.9%	$1,084	10.0%	$3,345	$4,874	43.8%	$1,111	10.0%	$3,763
E*TRADE Bank(1)(2)
Tier 1 leverage	$3,466	7.1%	$2,442	5.0%	$1,024	$3,620	7.6%	$2,394	5.0%	$1,226
Common equity Tier 1 capital	$3,466	34.6%	$652	6.5%	$2,814	$3,620	35.7%	$660	6.5%	$2,960
Tier 1 risk-based capital	$3,466	34.6%	$802	8.0%	$2,664	$3,620	35.7%	$812	8.0%	$2,808
Total risk-based capital	$3,507	35.0%	$1,003	10.0%	$2,504	$3,694	36.4%	$1,015	10.0%	$2,679
E*TRADE Savings Bank(1)
Tier 1 leverage	$1,442	26.0%	$277	5.0%	$1,165	$904	26.6%	$170	5.0%	$734
Common equity Tier 1 capital	$1,442	166.5%	$56	6.5%	$1,386	$904	111.1%	$53	6.5%	$851
Tier 1 risk-based capital	$1,442	166.5%	$69	8.0%	$1,373	$904	111.1%	$65	8.0%	$839
Total risk-based capital	$1,443	166.5%	$87	10.0%	$1,356	$905	111.2%	$81	10.0%	$824

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

(2)	E*TRADE Bank paid net dividends of $363 million to the parent company during the nine months ended September 30, 2018.

E*TRADE Q3 2018 10-Q | Page 97

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

E*TRADE Q3 2018 10-Q | Page 98

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Appeals upheld the dismissal of the complaint. The Company will continue to defend itself vigorously in this matter.
On July 23, 2016, a putative class action was filed in the US District Court for the Southern District of New York by Craig L. Schwab, on behalf of himself and others similarly situated, naming E*TRADE Financial Corporation, E*TRADE Securities, and former Company executives as defendants. The complaint alleges that E*TRADE violated federal securities laws in connection with the routing of its customers’ orders to various market-makers and exchanges. The plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation both matters are now venued in the Southern District of New York. On July 10, 2017 the Court dismissed the Schwab claims without prejudice. The plaintiff in Schwab filed a third amended complaint on August 9, 2017, which E*TRADE moved to dismiss. On January 22, 2018, the Court dismissed all claims with prejudice. Plaintiffs have appealed to the Second Court of Appeals on October 23, 2018. On October 26, 2018, the Second Court of Appeals upheld the dismissal of the complaint. The Company will continue to defend itself vigorously in this matter.
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

E*TRADE Q3 2018 10-Q | Page 99

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $77 million in unfunded commitments with respect to these investments at September 30, 2018.
At September 30, 2018, the Company had $17 million of certificates of deposit scheduled to mature in less than one year.
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
Prior to 2008, ETB Holdings raised capital through the formation of trusts, which sold TRUPs in the capital markets. The capital securities were required to be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued TRUPs at par, with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase subordinated debentures issued by ETB Holdings. During the 30-year period prior to the redemption of the TRUPs, ETB Holdings guaranteed the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). During the third quarter of 2018, the Company redeemed its outstanding TRUPs. See Note 10—Other Borrowings and Note 11—Corporate Debt for further details.

E*TRADE Q3 2018 10-Q | Page 100

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

E*TRADE Q3 2018 10-Q | Page 101

PART II

ITEM 1.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Litigation Matters in Note 15—Commitments, Contingencies and Other Regulatory Matters to Part I. Item 1. Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report and is incorporated by reference into this item.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, except for the risk factor included below:
Risks Relating to Owning Our Stock
Our future ability to pay cash dividends to holders of our common stock is subject to the discretion of our board of directors and will be limited by our ability to generate sufficient earnings and cash flows.

We recently announced the declaration of a quarterly dividend on shares of our common stock. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock.

The failure to declare a quarterly dividend in the future could adversely affect the market price of our common stock. Furthermore, the terms of our outstanding preferred stock prohibit us from declaring or paying any dividends on any junior series of our capital stock, including our common stock, or from repurchasing, redeeming or acquiring such junior stock, unless we have declared and paid full dividends on our outstanding preferred stock for the most recently completed dividend period.

In addition, our ability to pay dividends on our common stock is subject to statutory and regulatory limitations, and subject to the ability of our subsidiaries to pay dividends up to the parent company.

E*TRADE Q3 2018 10-Q | Page 102

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended September 30, 2018 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Program(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(3)
July 1, 2018 - July 31, 2018	1,845,660	$60.93	1,845,600	$197
August 1, 2018 - August 31, 2018	1,632,863	$60.13	1,625,200	$100
September 1, 2018 - September 30, 2018	1,926,402	$55.16	1,795,385	$—
Total	5,404,925	$58.63	5,266,185

(1)	Includes 138,740 shares withheld to satisfy tax withholding obligations associated with restricted shares.

(2)	Excludes commission paid, if any.

(3)
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. The Company completed repurchases under this program in September 2018. On October 18, 2018, the Company announced that its Board of Directors authorized a new $1 billion repurchase program.

E*TRADE Q3 2018 10-Q | Page 103

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

Exhibit Number	Description

*10.1	Form of Employment Agreement between the Company and each of Michael J. Curcio and Michael A. Pizzi.
*10.2	Form of Restricted Stock Unit Award Agreement for 2015 Omnibus Incentive Plan.
*10.3	Form of Executive Restricted Stock Unit Award Agreement for 2015 Omnibus Incentive Plan.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

E*TRADE Q3 2018 10-Q | Page 104

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 1, 2018

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE Q3 2018 10-Q | Page 105