Form 10-K
period 2018-12-31
E TRADE FINANCIAL CORP
filed 2019-02-20
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
At June 30, 2018, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $12.1 billion (based upon the closing price per share of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates' status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of February 15, 2019, there were 246,312,066 shares of common stock outstanding.
Documents Incorporated by Reference: Certain portions of the definitive Proxy Statement related to the Annual Meeting of Stockholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2018

E*TRADE 2018 10-K | Page i

Unless otherwise indicated, references to "the Company," "we," "us," "our," "E*TRADE" and "E*TRADE Financial" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, E*TRADE Savings Bank, the Converging Arrows logo, OptionsHouse, now Power E*TRADE, Equity Edge Online, Trust Company of America (TCA), and Liberty are trademarks or registered trademarks of E*TRADE Financial Corporation in the United States and in other countries. All other trademarks are the property of their respective owners.

E*TRADE 2018 10-K | Page ii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things:

•	our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters

•	our capital plan initiatives

•	the timing and payment of dividends on our common and preferred stock

•	the payment of dividends from our subsidiaries to our parent company

•	the management of our legacy mortgage and consumer loan portfolio

•	our ability to comply with future changes to government regulations

•	our ability to maintain required regulatory capital ratios

•	continued repurchases of our common stock

•	our ability to meet upcoming debt obligations

•	the integration and related restructuring costs of past and any future acquisitions

•	the expected outcome of existing or new litigation

•	our ability to execute our business plans and manage risk

•	future sources of revenue, expense and liquidity

•	the ability of our technology solution for advisors and our referral program to attract and retain customers seeking specialized services and sophisticated advice

•	any other statement that is not historical in nature
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
We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to:

•	changes in business, economic or political conditions

•	performance, volume and volatility in the equity and capital markets

•	changes in interest rates or interest rate volatility

•	our ability to manage our balance sheet size and capital levels

•	disruptions or failures of our information technology systems or those of our third party service providers

•	cyber security threats, system disruptions and other potential security breaches or incidents

•	customer demand for financial products and services

•	our ability to continue to compete effectively and respond to aggressive competition within our industry

•	our ability to participate in consolidation opportunities in our industry, to complete consolidation transactions and to realize synergies or implement integration plans

•	our ability to manage our significant risk exposures effectively

•	the occurrence of risks associated with our advisory services

•	our ability to manage credit risk with customers and counterparties

•	our ability to service our corporate debt and, if necessary, to raise additional capital

E*TRADE 2018 10-K | Page 1

•	changes in government regulation, including interpretations, or actions by our regulators, including those that may result from the implementation and enforcement of regulatory reform legislation

•	adverse developments in any investigations, disciplinary actions or litigation
By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. Investors should also consider the risks and uncertainties described elsewhere in this report, including under Part I. Item 1A. Risk Factors and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. Investors should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements, except as required by law.

E*TRADE 2018 10-K | Page 2

ITEM 1.    BUSINESS

OVERVIEW
Company Overview
E*TRADE is a financial services company that provides brokerage and related products and services for traders, investors, stock plan administrators and participants, and registered investment advisors (RIAs). Founded on the principle of innovation, we aim to enhance the financial independence of traders and investors through a powerful digital offering that includes tools and educational materials, complemented by professional advice and support, catering to the complex and unique needs of customers to help meet their near- and long-term investing goals. We provide these services to customers through our digital platforms and network of industry-licensed customer service representatives and financial consultants, over the phone, by email and online via two national financial centers and in-person at 30 regional financial centers across the United States. We operate federally chartered savings banks with the primary purpose of maximizing the value of deposits generated through our brokerage business.
Our corporate offices are located at 11 Times Square, 32nd Floor, New York, New York 10036. We were incorporated in California in 1982 and reincorporated in Delaware in July 1996. We had approximately 4,000 employees at December 31, 2018. We operate directly and through several subsidiaries, many of which are overseen by governmental and self-regulatory organizations (SROs). Substantially all of our revenues for the years ended December 31, 2018, 2017 and 2016 were derived from our operations in the United States. Our most important subsidiaries are described below:

•	E*TRADE Securities LLC (E*TRADE Securities) is a registered broker-dealer that clears and settles customer transactions

•
E*TRADE Bank is a federally chartered savings bank that provides Federal Deposit Insurance Corporation (FDIC) insurance on certain qualifying amounts of customer deposits and provides other banking and cash management capabilities

•
E*TRADE Savings Bank, a subsidiary of E*TRADE Bank, is a federally chartered savings bank that provides FDIC insurance on certain qualifying amounts of customer deposits and provides custody solutions for RIAs

•	E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans to our corporate clients

•	E*TRADE Futures LLC (E*TRADE Futures) is a registered non-clearing Futures Commission Merchant (FCM) that provides retail futures transaction capabilities for our customers

•	E*TRADE Capital Management, LLC (E*TRADE Capital Management) is a registered investment advisor that provides investment advisory services for our customers

E*TRADE 2018 10-K | Page 3

Delivering a powerful digital offering for our customers is a core pillar of our business strategy and we believe our focus on being a digital leader in the financial services industry is a competitive advantage. Our services are available through the following award-winning digital platforms:

Web
Our leading-edge sites for customers and our primary channel to interact with prospects

• Access to a broad range of trading and investing solutions • Actionable ideas and information • Research and education for decision making

Mobile
Powerful trading and investing applications for smartphones, tablets and watches

• Top-rated mobile apps • Platforms to manage accounts on the move • Stock and portfolio alerts

Active Trading Platforms
Powerful software and web-based trading solutions

• Sophisticated trading tools • Advanced portfolio and market tracking • Idea generation and analysis

STRATEGY
Our business strategy is focused on leveraging our brand, hybrid support model, and technology to grow our retail and institutional channels to generate robust earnings and exceptional returns for the benefit of our shareholders.
Leverage our brand, hybrid support model, and leading technology for scale and growth
E*TRADE's unrivaled and tech-forward brand is synonymous with digital brokerage and drives outsized awareness and consideration among business-to-customer and business-to-business audiences. We are able to serve peak volumes across channels with capacity for growth and acquisition through our strong and scalable infrastructure. Our customers benefit from digitally led experiences, complemented by professional advice and support. We cater to the complex and unique needs of traders, investors, stock plan administrators and participants, and independent registered investment advisors.
Empower self-directed retail customers through a powerful digital offering and professional guidance
E*TRADE has three core digital offerings for the retail investor—trading, investing, and banking. With trading, we maintain a leading position among active and derivatives traders through the Power E*TRADE web-based platform and support model. On the investing front we connect customers with a range of easy-to-use wealth management solutions. And lastly, we are advancing digital banking capabilities to help increase engagement with customers and prospects.

E*TRADE 2018 10-K | Page 4

Capitalize on symbiotic institutional channels to drive growth
E*TRADE serves two institutional client segments—stock plan administrators and RIAs. These channels are critical for growth. We aim to expand on our #1 position in stock plan administration through innovative digital solutions and expert support—driving growth in retail and institutional relationships. On the RIA front, we plan to leverage the power of E*TRADE's brand, digital ethos, and our broad customer base to grow the RIA channel. We also plan to connect retail customers and stock plan participants seeking higher touch services to top-tier advisors through our recently launched referral network—driving asset growth and retention.
Generate robust earnings growth and returns
We aim to deliver superior returns on customer assets by capturing the full value of our retail and institutional relationships by leveraging E*TRADE's highly scalable model to expand operating margin. We aim to return a significant portion of our earnings to shareholders and expand return on equity over time. We also aim to generate robust annual earnings growth.

PRODUCTS AND SERVICES
We offer a broad range of products and services to our customers. Our core brokerage business is organized into four product areas: Trading, Investing, Corporate Services, and Advisor Services. Additionally, we offer banking and cash management capabilities through our banking subsidiaries.
Trading
The Company delivers automated trade order placement and execution services, offering our customers a full range of investment vehicles, including US equities, exchange-traded funds (ETFs), options, bonds, futures, American depositary receipts and non-proprietary mutual funds. We also offer margin accounts, enabling qualifying customers to borrow against their securities, supported by robust margin solutions, including calculators and requirement lookup and analysis tools. The Company also offers a fully paid lending program which allows customers to earn income on certain securities held in cash accounts when they permit us to lend those securities.
The Company markets trading products and services to active traders and self-directed investors. Products and services are delivered through web, desktop and mobile channels. Trading and investing tools are supported by guidance, including fixed income, options and futures specialists available on-call for customers. Other tools and resources include independent research and analytics, live and on-demand education, market commentary, and strategies, trading ideas and screeners for major asset classes.
Investing
The Company endeavors to help investors build wealth and address their long-term investing needs through a variety of products and services, a suite of managed products and asset allocation models. These include our Core Portfolios, Blend Portfolios, Dedicated Portfolios, and Fixed Income Portfolios. The Company also offers self-directed digital tools across web and mobile channels, including mutual fund and ETF screeners, All Star Lists, a collection of pre-built ETF or mutual fund portfolios based on time frame and risk tolerance, an assortment of planning and allocation tools, thematic investing opportunities, education and editorial content. Investors also have access to a wide selection of ETFs and mutual funds, including more than 250 commission-free ETFs and more than 4,400 no-load, no-transaction fee mutual funds.
The Company also offers guidance through a team of licensed financial consultants and Chartered Retirement Planning CounselorsSM at our 30 regional financial centers and through our two national financial centers by phone, email and online channels. Customers can receive complimentary portfolio reviews and personalized investment recommendations.

E*TRADE 2018 10-K | Page 5

Corporate Services
The Company provides stock plan administration services for public and private companies. Through our industry-leading platform, Equity Edge Online, the Company offers management of employee stock option plans, employee stock purchase plans and restricted stock plans with fully-automated stock plan administration. Accounting, reporting and scenario modeling tools are also available. The integrated stock plan solutions include multi-currency settlement and delivery, and streamlined tax calculation. Additionally, corporate clients are offered 10b5-1 plan design and implementation, along with SEC filing assistance and automated solutions. Through our platform, participants have enhanced visibility into the creation and approval of their plan through digital tools and resources. Participants have full access to E*TRADE's robust investing and trading capabilities, including tailored education and planning tools, and dedicated stock plan service representatives. Corporate Services is an important driver of brokerage account and asset growth, serving as an introductory channel to the Company, with approximately 1.8 million stock plan accounts. We serve approximately 20% of S&P 500 companies, including nearly 40% of technology companies and over 50% of healthcare companies within the S&P 500 index. During the year ended December 31, 2018, we had $23.0 billion of new client implementations through this channel.
Advisor Services
With the acquisition of TCA, which was completed on April 9, 2018, the Company has expanded its ability to provide custody services to independent RIAs. Liberty, our proprietary technology platform, includes sophisticated modeling, rebalancing, reporting and practice management capabilities that are fully customizable for the RIA. We have launched a referral program, the E*TRADE Advisor Network, through which E*TRADE's financial consultants can refer retail customers to pre-qualified RIAs on our custody platform. We expect the E*TRADE Advisor Network will improve the Company's ability to drive asset growth and retain customers seeking specialized services and sophisticated advice.
Banking and Cash Management Capabilities
The Company's banking and cash management capabilities include deposit accounts insured by the FDIC, which are fully integrated into customer brokerage accounts. Among other features, E*TRADE Bank's customers are able to transfer to and from accounts at E*TRADE and elsewhere for free and checking account customers have access to debit cards with ATM fee refunds, online and mobile bill pay, and mobile check deposits. E*TRADE Bank's savings account offerings include the new Premium Savings Account, which provides a higher yield to savings account customers as compared to our other deposit products. The E*TRADE Line of Credit program allows customers to borrow against the market value of securities pledged as collateral.

E*TRADE 2018 10-K | Page 6

SALES AND CUSTOMER SERVICE
We believe providing superior sales and customer service is fundamental to our business. We strive to maintain a high standard of customer service by staffing the customer support team with appropriately trained personnel who are equipped to handle customer inquiries in a prompt and thorough manner. Our customer service representatives utilize technology solutions that enable our team to reduce the number of touch-points required to address customer needs. We also have specialized customer service programs that are tailored to the needs of various customer groups. We provide sales and customer support through the following channels:

Online
Our Online Service Center serves as a portal for customer requests, providing answers to frequently asked questions, a secure message portal, and live chat capabilities to engage directly with our customer service representatives. In addition, our Investor Education Center provides customers with access to a variety of live and on-demand educational content and courses.

Phone We have a toll-free number that connects customers to the appropriate department where an investment advisor or customer service representative can address a customer's needs.

Financial Centers
We have 30 financial centers located across the US where retail investors can get face-to-face support and guidance. Financial consultants are available on-site, over the phone and via email to help customers assess their asset allocations and develop plans to help them achieve their investment goals.

COMPETITION
The online financial services industry continues to evolve and remains highly competitive. Our core brokerage business competes with full service, discount, and online brokerage firms, RIAs, finance technology start-ups, and internet, retail and savings banks. Some of these competitors provide online trading and banking services, investment advisor services, robo-advice capabilities, and a host of other financial products and services.
Competition in the financial services industry continues to intensify, particularly amid continued consolidation and pressures on pricing. The proliferation of emerging financial technology start-ups further evidences the continued shift to digital offerings. Our future success will depend upon our ability to continue providing digitally compelling and easy to use products and solutions to our customers.
We also face competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees, and to retain and motivate our existing employees while efficiently managing compensation-related costs.

E*TRADE 2018 10-K | Page 7

REGULATION
Our business is subject to regulation, primarily by US federal and state regulatory agencies and certain SROs, such as central banks and securities exchanges, that have been charged with the protection of the financial markets and the interests of those participating in those markets. We, along with other larger institutions, have been subject to a broad range of rules and regulations and a climate of heightened regulatory scrutiny, that resulted in part from the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) in 2010, which significantly changed the bank regulatory structure of our Company and its federal savings bank subsidiaries.
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA) was passed. The EGRRCPA amended provisions in the Dodd-Frank Act as well as other statutes administered by the Federal Reserve Board, the Office of the Comptroller of the Currency (OCC), and the FDIC (collectively, the “federal banking agencies”). In July 2018, the federal banking agencies issued a joint release clarifying that as a result of the passage of EGRRCPA, certain requirements, including company-run stress testing requirements under the Dodd-Frank Act, would no longer be required for savings and loan holding companies and banks with less than $100 billion in total consolidated assets, such as the Company and E*TRADE Bank. In addition, the Federal Reserve Board issued a separate statement clarifying that, pursuant to EGRRCPA, it will not take action to enforce certain regulatory and reporting requirements, including the modified liquidity coverage ratio for firms, like the Company, with less than $100 billion in total consolidated assets. The Federal Reserve Board issued a proposal in October 2018 that, if adopted as proposed, would apply certain requirements to savings and loan holding companies with $100 billion or more in total consolidated assets; while the Company currently does not surpass that threshold, it could in the future.
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
Our brokerage and banking entities are required by the Gramm-Leach-Bliley Act of 1999 to disclose their privacy policies and practices related to sharing customer information with affiliates and non-affiliates. These rules give customers the ability to "opt out" of having non-public information disclosed to third parties or receiving marketing solicitations from affiliates and non-affiliates based on non-public information received from our brokerage and banking entities. The Bank Secrecy Act, as amended by the USA PATRIOT ACT of 2001 (BSA/USA PATRIOT Act), applies to our brokerage and banking entities and requires financial institutions to develop anti-money laundering (AML) programs to assist in the prevention and detection of money laundering and combating terrorism. In order to comply with the BSA/USA PATRIOT Act, we have an AML department that is responsible for developing and implementing our enterprise-wide programs for compliance with the various AML and counter-terrorist financing laws and regulations. Our brokerage and banking entities are also subject to US sanctions laws administered by the Office of Foreign Assets Control and we have policies and procedures in place to comply with these laws. In providing certain retirement account types and services to such accounts, E*TRADE Securities, E*TRADE Capital Management, and E*TRADE Savings Bank are also subject to certain rules and regulations of the Department of Labor and the Internal Revenue Service. For additional regulatory information on our brokerage and banking regulations, see MD&A—Liquidity and Capital Resources and Note 19—Regulatory Requirements.

E*TRADE 2018 10-K | Page 8

Savings and Loan Holding Company and Bank Regulation
The Board of Governors of the Federal Reserve System (Federal Reserve Board, and together with the twelve Federal Reserve Banks, the Federal Reserve) has primary jurisdiction for the supervision and regulation of savings and loan holding companies, including the Company. We are required to file periodic reports with the Federal Reserve and are subject to its examination and supervision. The Company is required to serve as a source of financial and managerial strength for its subsidiary banks.
Our banking entities are regulated, supervised, and examined by the OCC, the Consumer Financial Protection Bureau (CFPB), and the FDIC. The Company and the banking entities are also subject to regulations and various requirements and restrictions under state and other federal laws. Such regulations cover all aspects of the banking business, including lending practices, safeguarding deposits, customer privacy and information security, capital structure, transactions with affiliates and conduct and qualifications of personnel and provide the regulatory authorities broad discretion in connection with their supervisory, examination and enforcement activities and policies.
In certain circumstances, each of our banking entities may be subject to restrictions on its ability to declare dividends or make capital distributions and may be required to provide notice, submit applications or requests for non-objection from the OCC or the Federal Reserve in connection with a planned capital distribution. The Company’s ability to pay dividends on our stock is subject to limits, including in certain instances the requirement that we consult with or receive approval from the Federal Reserve prior to taking such capital actions to ensure that the proposed actions do not raise safety and soundness considerations. Prior Federal Reserve approval is required for the Company to repurchase its stock and such approval is conditioned on multiple factors, including the Company’s current and projected financial condition.
Basel III Capital Framework
The US Basel III framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets became effective for us and for our federal savings bank subsidiaries on January 1, 2015, subject to a phase-in period for certain requirements over several years. The US Basel III rules increased the quantity and quality of required regulatory capital, established a capital conservation buffer, and made changes to the calculation of risk-weighted assets. Failure to maintain the capital conservation buffer limits a banking organization's ability to make capital distributions and discretionary bonus payments to executive officers.
Failure to meet capital requirements can trigger discretionary and mandatory actions by regulators. The FDIC Improvement Act of 1991 requires the appropriate federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards. While these regulations generally apply only to banks, such as E*TRADE Bank and E*TRADE Savings Bank, the Federal Reserve is authorized to take appropriate action against a parent savings and loan holding company, such as the Company, based on the undercapitalized status of any bank subsidiary. In certain instances, we would be required to guarantee the performance of a capital restoration plan if either of our bank subsidiaries were undercapitalized.
Resolution Planning
The FDIC currently requires insured depository institutions with total assets of $50 billion or more, based on the average of the four most recent quarters, to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure under the receivership and liquidation provisions of the Federal Deposit Insurance Act. E*TRADE Bank and E*TRADE Savings Bank are currently not subject to these rules, but if either were to exceed the asset threshold, it would be required to file with the FDIC an annual resolution plan demonstrating how it could be resolved in an orderly and timely manner in the event of receivership such that the FDIC would be able to ensure the bank's depositors receive access to their

E*TRADE 2018 10-K | Page 9

deposits within one business day, to maximize the net present value of the bank's assets when disposed of, and to minimize losses incurred by the bank's creditors.
Federal Deposit Insurance and Related Assessments
The FDIC’s Deposit Insurance Fund (DIF) provides insurance coverage for certain deposits, generally up to $250,000 per depositor, per insured bank and per account ownership type, and is funded by quarterly assessments on insured depository institutions. Each of our banking entities has deposits insured by the FDIC and pays quarterly assessments to the DIF, maintained by the FDIC, for this insurance coverage. On March 25, 2016, the FDIC published its final rule to add a surcharge to the regular DIF assessments of banks with $10 billion or more in assets, which included E*TRADE Bank. Under the final rule, E*TRADE Bank was subject to an additional surcharge applied to its assessment base, which took effect for the assessment period beginning on July 1, 2016. Surcharges at an annual rate of 4.5 basis points were assessed until the sooner of (1) the DIF attaining the minimum reserve ratio of 1.35 percent of insured deposits or (2) the fourth quarter of 2018. In November 2018, the FDIC announced the end of these surcharges, with the last surcharge being assessed for the third quarter of 2018. The surcharge did not have a material impact on our financial condition, results of operations or cash flows.
Home Owners' Loan Act
Under the Home Owners’ Loan Act, the OCC requires E*TRADE Bank and E*TRADE Savings Bank to comply with the qualified thrift lender (QTL) test. Under the QTL test, a federal savings bank is required to maintain at least 65% of its “portfolio assets” (defined as the savings bank’s total assets less the sum of: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct its business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. E*TRADE Bank and E*TRADE Savings Bank currently meet that test. A savings bank that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter.
Brokerage Regulation and Capital Requirements
Our US broker-dealer, E*TRADE Securities, is registered with the SEC and is subject to regulation by the SEC and by SROs, such as the Financial Industry Regulatory Authority (FINRA) and the securities exchanges of which it is a member, as well as various state regulators. In addition, our FCM subsidiary, E*TRADE Futures, is registered with the CFTC and is a member of the National Futures Association (NFA). E*TRADE Capital Management is registered with the SEC and is subject to regulation as such by the SEC as well as various state regulators.
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

E*TRADE 2018 10-K | Page 10

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
Risks Relating to the Nature and Operation of Our Business
Changes in business, economic, or political conditions could impact trading volumes, margin lending and sweep deposits, resulting in lower revenues.
Digital investing services to the retail customer, including trading, margin lending and sweep deposits, account for a significant portion of our revenues. Changes in business, economic or political conditions could cause a downturn in the global financial markets. Such a downturn could decrease the volume of customer transactions which may, in turn, result in lower transactions revenue. A decrease in trading activity or securities prices would also typically be expected to result in a decrease in margin lending, which would reduce our interest income earned on margin receivables and increase our credit risk because the value of the collateral could fall below the amount of indebtedness it secures. Changes in business, economic or political conditions could also impact the amount of sweep deposits our customers maintain with the Company, which could reduce net revenue.
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
Net interest margin may fluctuate based on the size and mix of the balance sheet, as well as the impact of the interest rate environment. Rising interest rates and other market factors may cause the Company's funding costs to increase and the value of our debt securities to decrease. Higher funding costs without offsetting increases in asset yields may adversely affect our results of operations.
The manner in which interest rates are calculated could also impact net interest income. For example, recent reforms, when effective after 2021, may cause LIBOR to perform differently than in the past, or be replaced as a benchmark. Although it is not possible to predict the effects of the reform, it could result in, among other things, a reduction in the interest payments we receive, reductions in the value of securities with floating interest rates that we hold, and an increase in the dividend payments on our preferred stock and in the interest payments on certain of our borrowings.

E*TRADE 2018 10-K | Page 11

We rely heavily on technology, which can be subject to interruption and instability due to operational and technological failures, both internal and external.
We rely on technology, particularly the Internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions. Our systems and operations, including our primary and disaster recovery data center operations, as well as those of the third parties on whom we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power outages, computer and telecommunications failures, software bugs, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, attempted unauthorized access, technological failure, human error, terrorism and other similar events. In addition, extraordinary trading volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Disruptions to, destruction of, instability of or other failure to effectively maintain our information technology systems or external technology that allows our customers to use our products and services could harm our business and our reputation.
Should our technology operations be disrupted, we may have to make significant investments to upgrade, repair or replace our technology infrastructure and may not be able to make such investments on a timely basis. While we have made significant investments designed to enhance the reliability and scalability of our operations, we cannot assure that we will be able to maintain, expand and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis or that we will be able to retain skilled information technology employees. Disruptions in service and slower system response times could result in substantial losses, decreased customer service and satisfaction, customer attrition and harm to our reputation. Our insurance coverage may be insufficient to protect us against all losses and costs stemming from operational and technological failures.
We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third party service providers for certain technology, processing, servicing and support functions. These providers are also susceptible to operational and technology vulnerabilities, including security breaches, which may impact our business. In addition, these third party service providers may rely on other parties (sub-contractors), to provide services to us which also face similar risks. For example, external content providers provide us with financial information, market news, quotes, research reports and other fundamental data that we offer to customers. Also, we do not directly service any of our mortgage loans and, as a result, we rely on third party vendors and servicers to provide information on our loan portfolio.
We have third party oversight capabilities which include enhanced processes to evaluate third party providers, designed to verify that the third party service providers can support the stability of our operations and systems. However, these processes may be insufficient and we cannot assure that we will not experience a failure as a result of a third party service provider. Any significant failures or security breaches by or of our third party service providers or their sub-contractors, including any actual or perceived cyber attacks, security breaches, fraud, phishing attacks, acts of vandalism, information security breaches and computer viruses which could result in unauthorized access, misuse, loss or destruction of data, an interruption in service or other similar events could interrupt our business, cause us to incur losses, subject us to fines or litigation and harm our reputation. An interruption in or the cessation of service by any third party service provider and our inability to make alternative arrangements in a timely manner could have a material impact on our ability to offer certain products and services and cause us to incur losses and could lead to a general loss of customer confidence in our security measures and technology infrastructure. We cannot assure that any of these third party service providers or their sub-contractors will be able to continue to provide their products and services in an efficient, cost effective manner, if at all, or that they will be able to adequately expand their services to meet our needs and those of our customers. We may incur significant additional costs to implement enhanced protective measures and technology, to investigate and remediate vulnerabilities or other exposures or to make required notifications.

E*TRADE 2018 10-K | Page 12

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
Unauthorized disclosure of data, whether through a breach of our computer systems or those of our customers or third parties, may subject us to significant liability and reputational harm as well as reduced revenues and increased costs.
As part of our business, we are required to collect, process, transmit and store sensitive and confidential customer and employee data, including personally identifiable information (PII), third-party data, and our proprietary information, including intellectual property and trade secrets. We maintain, and we contractually require our third-party service providers who have access to PII to maintain, systems and procedures designed to securely collect, process, transmit and store sensitive and confidential information (including PII) and to protect against unauthorized access to such information. However, risks associated with the collection, processing, transmission, and storage of sensitive and confidential data have grown in recent years due to increasing use of the Internet and mobile technologies, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, and other external parties. Like other financial services firms, we, our customers, and our third-party service providers are the targets of attempted unauthorized access, phishing attacks and other forms of social engineering, acts of vandalism, computer viruses, malware, ransomware, spam attacks, and other cyber attacks. Furthermore, parties may attempt to fraudulently induce employees, customers, clients, third parties or other users of our systems to disclose sensitive or confidential information in order to gain access to our data or that of our customers. These threats could derive from third parties, malicious employees or insiders, human error, or technological failures. In 2013, we, and other financial institutions, experienced a cyber-incident that resulted in certain customer contact information being compromised and potentially accessed by unauthorized third parties. As of the date of this Annual Report, we are unaware of any financial fraud or other misuse of customer data resulting from this incident. We are cooperating with government agencies in connection with their investigation.
We have continued to invest in security measures, but, despite these investments, we, our customers and our third-party service providers may be unable to anticipate, detect or implement effective preventative measures against cyber attacks or security breaches, which could result in unauthorized access, misuse, loss or destruction of systems or data, interruptions in service, impacts on financial data reporting, theft of intellectual property, or other similar events.
Any actual or perceived breach of the security of our technology or media (whether social or traditional media) reports of perceived security vulnerabilities of our systems or the systems of our third-party service providers, could severely damage our reputation, expose us to the risk of litigation and liability, disrupt our operations, increase our costs with respect to investigations and remediations, reduce our revenues as a result of the theft of intellectual property, and otherwise have a materially adverse effect on our business. Further, any actual or perceived security breach or cyber attack directed at other financial institutions or financial services companies, whether or not we are impacted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
A security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a security breach could take a substantial amount of time, and during such time we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which could further increase the costs and consequences of such a breach. Further, detecting and remediating such incidents may

E*TRADE 2018 10-K | Page 13

require specialized expertise and there can be no assurance that we will be able to retain or hire individuals who possess, or otherwise internally develop, such expertise.
If any person, including any of our employees, negligently disregards or intentionally breaches our established controls with respect to client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
As our business model relies heavily on our customers’ use of their own personal computers, mobile devices and the Internet, our business and reputation could be harmed by security breaches of our customers and third parties. Computer viruses and other attacks on our customers’ personal computer systems, home networks and mobile devices or against the third-party networks and systems of internet and mobile service providers could create losses for our customers even without any breach in the security of our systems, and could thereby harm our business and our reputation. As part of our E*TRADE Complete Protection Guarantee, we reimburse our customers for certain losses caused by a breach of security of our customers’ own personal systems. Such reimbursements may not be covered by applicable insurance and could have a material impact on our financial performance and results of operations.
Although we maintain insurance coverage that we believe is reasonable, prudent and adequate for the purpose of our business, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyber attacks and other types of unlawful activity, or any resulting disruptions from such events.
We conduct all of our operations through subsidiaries and rely on dividends from our subsidiaries for a substantial amount of our cash flows.
We depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including our debt obligations, payments of cash dividends to holders of our preferred stock, as well as capital returns to holders of our common stock. Regulatory and other legal restrictions limit our ability to transfer funds to or from certain subsidiaries, including E*TRADE Securities, E*TRADE Bank, and E*TRADE Savings Bank. In addition, many of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including our debt obligations, and otherwise conduct our business.
Under applicable rules, a dividend in excess of 10% of a member firm’s excess net capital may not be paid without FINRA’s prior approval. Compliance with these rules may impede our ability to receive dividends from E*TRADE Securities. Additionally, a savings bank that is part of a savings and loan holding company structure, such as E*TRADE Bank and E*TRADE Savings Bank, must file a notice of a declaration of a dividend with the Federal Reserve at least 30 days before the proposed dividend declaration by the bank’s board of directors. OCC regulations set forth the circumstances under which a federal savings bank is required to submit an application or notice before it may make a dividend or capital distribution. See Business—Regulation for additional information.
As of December 31, 2018, much of our capital was invested in our banking subsidiary, E*TRADE Bank. The Federal Reserve may object to a proposed dividend or capital distribution if, among other things, E*TRADE Bank is, or as a result of such dividend or distribution would be, undercapitalized or it has safety and soundness concerns. We cannot be certain, however, that we will receive regulatory approval for such contemplated dividends at the requested levels or at all.

E*TRADE 2018 10-K | Page 14

We operate in a highly competitive industry where many of our competitors have greater resources and may have product suites that may appeal to our current or potential customers.
The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we have and offer a wider range of financial products and services. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can. Competitors may conduct extensive promotional activities, offering better terms, lower prices, pay higher interest rates on deposits, or offer different products and services that could attract current and prospective E*TRADE customers and potentially result in intensified price competition within the industry. We continue to experience aggressive price competition in the industry, including reduced trading commissions and various free trade offers. We may not be able to match the marketing efforts or prices of our competitors. Some of our competitors may also benefit from established relationships among themselves or with third parties that enhance their products and services.
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
Our ability to compete successfully in the financial services industry depends on a number of factors, including, among other things:

•	Maintaining and expanding our market position

•	Attracting and retaining customers

•	Providing easy to use and innovative financial products and services

•	Our reputation and the market perception of our brand and overall value

•	Maintaining competitive pricing

•	Competing in a concentrated competitive landscape

•	The effectiveness of our technology (including cyber security defenses), products and services

•	Deploying a secure and scalable technology and back office platform

•	Innovating effectively in launching new or enhanced products

•	The differences in regulatory oversight regimes to which we and our competitors are subject

•	Attracting new employees and retaining our existing employees

•	General economic and industry trends, including customer demand for financial products and services
Our competitive position within the industry could be adversely affected if we are unable to adequately address these factors, which could have a material adverse effect on our business and financial condition.

E*TRADE 2018 10-K | Page 15

Our business could be adversely affected due to risks related to our acquisitions and the subsequent integration of the acquired businesses.
We consider opportunistic acquisitions to grow existing business, add new technologies, or expand distribution. We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. Transactions that we consummate would involve risks and uncertainties to us, including mispricing the inherent value of the acquired entity, as well as potential difficulties integrating people, systems and customers and realizing synergies.
We completed the TCA acquisition in the second quarter of 2018, and the Capital One Financial Corporation (Capital One) retail brokerage account acquisition in the fourth quarter of 2018. The acquisitions subject us to a number of risks, uncertainties, and potential costs. The risks associated with these transactions and any future acquisitions include:

•
We may experience significant attrition in the acquired accounts and assets under custody, and our retention of the accounts and assets may be impacted by our ability to successfully integrate the acquired operations, products and personnel

•	We could be subject to undisclosed liabilities that could be material or become subject to litigation or regulatory risks as a result of the acquisition

•	Management’s attention may be diverted from other business initiatives

•	Unanticipated restructuring and other integration costs may be incurred

•	We will have less cash available for other purposes, including for use in acquisitions or the development of other technologies or products
Any future acquisitions could involve these and additional risks. Our ability to pursue additional strategic transactions may also be limited by our corporate debt, including our senior unsecured revolving credit facility, and dividend payments on our common stock and preferred stock. Future acquisitions may also be funded through the issuance of additional debt or preferred stock.
Any of these risks, whether with respect to the current or any future acquisitions, could have a material adverse effect on our business and results of operations.
Our risk management practices may leave us exposed to unidentified or unanticipated risk.
As a financial services company, our business exposes us to certain risks. We seek to monitor and manage our significant risk exposures through a set of board-approved limits as well as Key Risk Indicators or metrics. We have adopted a governance framework which includes reporting of these metrics and other significant risks and exposures to management and the Board of Directors. See MD&A—Risk Management for additional information. However, our risk management methods may not identify future risk exposures and may not be effective in mitigating our key risks. Furthermore, our risk management methods may not properly identify and mitigate the aggregation of risks across our organization or the interdependency of our risk mitigation efforts. In addition, some of our risk management methods are based on an evaluation of information regarding markets, customers and other matters that are based on assumptions that may not be accurate. A failure to manage our risk effectively could materially and adversely affect our business, results of operations and financial condition.

E*TRADE 2018 10-K | Page 16

Advisory services subject us to additional risks.
We provide advisory services to investors to aid them in their decision making. Investment recommendations and suggestions are based on publicly available documents and communications with investors regarding investment preferences and risk tolerances. Publicly available documents may be inaccurate and misleading, resulting in recommendations or transactions that are inconsistent with investors’ intended results. In addition, advisors may not understand investor needs or risk tolerances, which may result in the recommendation or purchase of a portfolio of assets that may not be suitable for the investor. Risks associated with advisory services also include those arising from possible conflicts of interest, inadequate due diligence, inadequate disclosure, human error and fraud. To the extent that we fail to know our customers, we improperly advise them, or risks associated with advisory services otherwise materialize, we could be found liable for losses suffered by such customers, regulatory fines, and civil penalties, any of which could harm our reputation and business.
We may suffer losses due to credit risk associated with margin lending, securities lending transactions, our investment portfolio or other financial transactions.
We permit certain customers to purchase securities on margin and borrow against their securities holdings. A downturn in securities markets may impact the value of collateral held in connection with margin receivables and assets pledged for securities-based lending and may reduce its value below the amount borrowed, potentially creating collections issues if deficiencies are not remediated. In addition, we frequently borrow securities from and lend securities to other broker-dealers. Under regulatory guidelines, when we borrow or lend securities, we must simultaneously disburse or receive cash deposits. A sharp change in security market values may result in losses if counterparties to the borrowing and lending transactions default on their obligations. Even without defaults, the value of debt securities may be negatively affected by the credit deterioration of a security's issuer. We also engage in financial transactions with counterparties, including repurchase agreements and hedging transactions, that expose us to credit losses in the event counterparties cannot meet their obligations.
We may continue to experience losses in our mortgage loan portfolio.
At December 31, 2018, the principal balance of our one-to four-family loan portfolio was $1.1 billion with an allowance for loan losses of $9 million. The principal balance of our home equity loan portfolio was $836 million with an allowance for loan losses of $26 million. Certain characteristics of our mortgage loan portfolio indicate an additional risk of loss and we believe the relative importance of these factors varies, depending upon economic conditions. Whether a loan is amortizing is among the key items we track to predict and monitor credit risk in our mortgage portfolio, together with loan-to-value (LTV)/combined loan-to-value (CLTV), borrower Fair Isaac Credit Organization (FICO) scores, loan type, housing prices, loan vintage and geographic location of the underlying property. Second lien loans carry higher credit risk because the holder of the first lien mortgage has priority in right of payment. As second lien holders, we are also exposed to risk associated with the actions and inactions of the first lien holder loans for which we do not hold the first lien positions and we do not have access to complete data on the first lien positions of second lien home equity loans. Actual loan defaults and delinquencies that exceed our current expectations could negatively impact our financial performance. In the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our policies and procedures. This process is dynamic and ongoing and we cannot be certain that additional changes or actions to our policies and procedures will not result from their continuing review. Due to the complexity and judgment required by management regarding the effect of matters that are inherently uncertain, there can be no assurance that our allowance for loan losses will be adequate. See MD&A—Risk Management for additional information.

E*TRADE 2018 10-K | Page 17

Our corporate debt may restrict how we conduct our business and failure to comply with the terms of our corporate debt could adversely affect our financial condition and results of operations.
As of December 31, 2018, we have $1.4 billion of corporate debt and have the capacity to incur $300 million in additional indebtedness under our senior unsecured revolving credit facility, subject to certain covenant requirements. Our expected annual debt service interest payment is approximately $52 million. The degree to which we are leveraged could have important consequences, including:

•	A portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for other purposes

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs may be limited

•	Our leverage may affect our ability to adjust rapidly to changing market conditions and make us more vulnerable in the event of a downturn in general economic conditions or our business
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

E*TRADE 2018 10-K | Page 18

Risks Relating to the Regulation of Our Business
We are subject to extensive government regulation, including banking and securities rules and regulations, which could restrict our business practices.
The financial services industry is subject to extensive regulation. Our brokerage subsidiaries must comply with many laws and rules, including rules relating to sales practices and the suitability of recommendations to customers, possession and control of customer funds and securities, margin lending, execution and settlement of transactions and AML. E*TRADE Financial Corporation, as a savings and loan holding company, and E*TRADE Bank and E*TRADE Savings Bank, as federally chartered savings banks, are subject to extensive regulation, supervision and examination by the OCC, the Federal Reserve and the CFPB, and, in the case of E*TRADE Bank and E*TRADE Savings Bank, the FDIC. Such regulation and supervision covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.
In providing services to customers, we manage, use and store sensitive customer data including PII. We are subject to numerous data protection laws and regulations, such as US federal and state laws and foreign regulations governing the protection of PII and other customer data. These laws and regulations have increased in complexity and number, change frequently and can conflict with one another. Additionally, the interpretation and application of certain laws, such as the European Union's General Data Protection Regulation, are unclear at this time. It is possible that the scope and requirements of these laws may be interpreted and applied broadly by various jurisdictions, and in a manner that is inconsistent with our understanding and practices and with other legal requirements.
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
While we have implemented policies and procedures designed to provide for compliance with all applicable laws and regulations, regulators have broad discretion with respect to the enforcement of applicable laws and regulations and there can be no assurance that violations will not occur. Failure to comply with applicable laws and regulations and our policies could result in sanctions by regulatory agencies, litigation, civil penalties and harm to our reputation, which could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent we undertake actions requiring regulatory approval or non-objection, our regulators may make their approval or non-objection subject to conditions or restrictions that could have a material adverse effect on our business, results of operations and financial condition.
New or amended legislation or regulations, rule changes or changes in the interpretation or enforcement of existing laws, rules and regulations and new or amended guidance and supervisory practices could increase our compliance costs and adversely affect our business and results of operations. For further information on how ongoing regulatory reform could affect us, see Business—Regulation.
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

E*TRADE 2018 10-K | Page 19

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
The Federal Reserve has primary jurisdiction for the supervision and regulation of savings and loan holding companies, including the Company; and the OCC has primary supervision and regulation of federal savings banks, such as the Company’s two federal savings bank subsidiaries. Although the Dodd-Frank Act maintained the federal thrift charter, it eliminated certain preemption, branching and other benefits of the charter and imposed new penalties for failure to comply with the QTL test.
We are required to file periodic reports with the Federal Reserve and are subject to examination and supervision by it. The Federal Reserve Board also has certain types of enforcement powers over us, including the ability to issue cease-and-desist orders, force divestiture of our saving bank subsidiaries and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. The Federal Reserve has issued guidance aligning the supervisory and regulatory standards of savings and loan holding companies more closely with the standards applicable to bank holding companies. Our saving bank subsidiaries are subject to similar reporting, examination, supervision and enforcement oversight by the OCC. For all insured depository institutions, including savings banks with total consolidated assets over $10 billion, such as E*TRADE Bank, as well as their affiliates, the CFPB has exclusive rulemaking and examination, and primary enforcement authority, under federal consumer financial laws and regulations. In addition, states may adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.
The EGRRCPA, enacted in 2018, relieved the Company of certain regulatory burdens to which it had become subject as a result of surpassing $50 billion in total consolidated assets on a four-quarter average basis in 2017. In addition, the Federal Reserve Board issued a proposal in October 2018 that, if adopted as proposed, would apply certain requirements to savings and loan holding companies with $100 billion or more in total consolidated assets. While the Company currently does not surpass that threshold, it could in the future. We anticipate that regulators will continue to intensify their supervision through the exam process and increase their enforcement of regulations across the industry. The regulators' heightened expectations and intense supervision may increase our costs and limit our ability to pursue certain business opportunities.

E*TRADE 2018 10-K | Page 20

If we do not maintain the capital and liquidity levels required by regulators, we may be fined or subject to other disciplinary or corrective actions.
The SEC, FINRA, the OCC, the CFTC, the Federal Reserve and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks.
Failure to maintain the required net capital by our US securities broker-dealer or FCM could result in suspension or revocation of registration by the SEC or suspension or expulsion by FINRA, the CFTC or the NFA, as applicable, and could ultimately lead to these entities' liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted.
E*TRADE Bank and E*TRADE Savings Bank are subject to various regulatory capital requirements administered by the OCC, and the Company is subject to specific capital requirements administered by the Federal Reserve. Failure to meet minimum capital requirements can trigger certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could affect the operations and financial performance of these entities. The capital amounts and classifications of the Company, E*TRADE Bank and E*TRADE Savings Bank are subject to qualitative judgments by the regulators of these entities, including about the strength of components of their capital, risk weightings of assets, off-balance sheet transactions and other factors. Any significant reduction in the Company’s, E*TRADE Bank’s or E*TRADE Savings Bank's regulatory capital could result in them being less than "well capitalized" or "adequately capitalized" under applicable capital standards. A failure to be "adequately capitalized" that is not cured within time periods specified in the credit agreement for our senior unsecured revolving credit facility would constitute a default under our senior unsecured revolving credit facility and likely result in any outstanding balance on the senior unsecured revolving credit facility becoming immediately due and payable. In addition, the Federal Deposit Insurance Act prohibits the acceptance, renewal or roll-over of “brokered deposits” by depository institutions that are not “well capitalized,” unless a depository institution is “adequately capitalized” and receives a waiver from the FDIC. Sweep deposits that qualify as “brokered deposits” are a significant source of liquidity for E*TRADE Bank and E*TRADE Savings Bank, and if they were terminated by the FDIC, that could have a material negative effect on our business. If we fail to meet certain capital requirements, the Federal Reserve and the OCC may request we raise equity or otherwise increase the regulatory capital of the Company, E*TRADE Bank or E*TRADE Savings Bank. If we were unable to raise equity or otherwise increase capital, we could face negative regulatory consequences, including under the “prompt corrective action” framework, such as restrictions on our activities and requirements that we dispose of certain assets and liabilities within a prescribed period. Any such actions could have a material negative effect on our business.
As a savings and loan holding company, we are subject to activity limitations and requirements that could restrict our ability to engage in certain activities and take advantage of certain business opportunities.
Under applicable law, our banking activities are restricted to those that are financial in nature and certain real estate-related activities. Although we believe all of our existing activities and investments are permissible, we are unable to pursue future activities that are not financial in nature or otherwise real-estate related. We are also limited in our ability to invest in other savings and loan holding companies. Various other laws and regulations require savings and loan holding companies such as the Company, as well as our savings bank subsidiaries, to be both "well capitalized" or "well managed" in order for us to conduct certain financial activities, such as securities underwriting. We believe that we will be able to continue to engage in all of our current financial activities. However, if we and our savings bank subsidiaries are unable to satisfy the "well capitalized" and "well managed" requirements, we could be subject to activity restrictions that could prevent us from engaging in certain activities as well as other negative regulatory actions.

E*TRADE 2018 10-K | Page 21

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

We recently announced the declaration of a quarterly dividend on shares of our common stock. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock; however, even with sufficient earnings and cash flows from our business, our board of directors may exercise its discretion by not declaring a dividend on our common stock. In addition, our ability to pay dividends on our common stock is subject to statutory and regulatory limitations. As noted above, we depend on dividends from our subsidiaries to fund payments of cash dividends to holders of our common stock and such subsidiaries may not pay dividends without the non-objection, or in certain cases the approval, of their regulators.

The failure to declare or pay a quarterly dividend in the future could adversely affect the market price of our common stock. Furthermore, the terms of our outstanding preferred stock prohibit us from declaring or paying any dividends on any junior series of our capital stock, including our common stock, or from repurchasing, redeeming or acquiring such junior stock, unless we have declared and paid full dividends on our outstanding preferred stock for the most recently completed dividend period.

E*TRADE 2018 10-K | Page 22

The market price of our common stock may continue to be volatile.
The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. Among the factors that may affect our stock price are the following:

•
Speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, ability to execute on our announced capital return strategy or plans to engage in strategic transactions

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

E*TRADE 2018 10-K | Page 23

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
A summary of our significant locations at December 31, 2018 is shown in the following table. Square footage amounts are net of space that has been sublet or space that is part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	236,000
Jersey City, New Jersey	132,000
Arlington, Virginia	107,000
Sandy, Utah	85,000
Menlo Park, California	63,000
Denver, Colorado	58,000
Chicago, Illinois	46,000
New York, New York	31,000
All facilities are leased at December 31, 2018. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all 30 regional financial centers, ranging in space from approximately 2,500 to 8,000 square feet.
ITEM 3.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Litigation Matters in Note 21—Commitments, Contingencies and Other Regulatory Matters in this Annual Report and is incorporated by reference into this item.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

E*TRADE 2018 10-K | Page 24

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market under the ticker symbol ETFC. The closing sale price of our common stock as reported on the NASDAQ on February 15, 2019 was $47.46 per share. At that date, there were 600 holders of record of our common stock.
Common Stock Dividends
In October 2018, our Board of Directors declared a quarterly cash dividend of $0.14 per share on our outstanding shares of common stock. The dividend was paid on November 15, 2018, to shareholders of record as of the close of business on October 30, 2018. On January 23, 2019 the Company declared a cash dividend for the first quarter of $0.14 per share on our outstanding shares of common stock. The dividend was paid on February 15, 2019 to shareholders of record as of the close of business on February 1, 2019.
Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase programs, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended December 31, 2018 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Programs(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(3)
October 1, 2018 - October 31, 2018	2,715,965	$47.80	2,715,300	$870
November 1, 2018 - November 30, 2018	3,671,073	$51.55	3,669,000	$681
December 1, 2018 - December 31, 2018	3,943,574	$46.25	3,929,800	$499
Total	10,330,612	$48.54	10,314,100

(1)	Includes 16,512 shares withheld to satisfy tax withholding obligations associated with vesting of share-based awards.

(2)	Excludes commission paid, if any.

(3)	In October 2018, the Company announced that its Board of Directors authorized a new $1 billion share repurchase program. See MD&A—Overview for further details.

E*TRADE 2018 10-K | Page 25

Performance Graph
The following performance graph shows the cumulative total return to a holder of our common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the Standard & Poor (S&P) 500 Index and the Dow Jones US Financials Index during the period from December 31, 2013 through December 31, 2018.

	12/13	12/14	12/15	12/16	12/17	12/18
E*TRADE Financial Corporation	100.00	123.50	150.92	176.43	252.39	224.08
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
Dow Jones US Financials Index	100.00	114.59	114.69	134.59	161.54	147.04

E*TRADE 2018 10-K | Page 26

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data. As of or for the years ended December 31, dollars in millions except per share amounts, shares in thousands:

	Year Ended December 31,					Variance
Results of Operations:	2018	2017	2016	2015	2014	2018 vs. 2017
Net interest income	$1,846	$1,485	$1,148	$1,021	$961	24%
Total net revenue	$2,873	$2,366	$1,941	$1,370	$1,704	21%
Provision (benefit) for loan losses	$(86)	$(168)	$(149)	$(40)	$36	(49)%
Total non-interest expense	$1,541	$1,470	$1,252	$1,319	$1,216	5%
Net income	$1,052	$614	$552	$268	$293	71%
Basic earnings per common share	$3.90	$2.16	$1.99	$0.92	$1.02	81%
Diluted earnings per common share	$3.88	$2.15	$1.98	$0.91	$1.00	80%
Weighted average common shares outstanding —basic	260,600	273,190	277,789	290,762	288,705	(5)%
Weighted average common shares outstanding—diluted	261,669	274,352	279,048	295,011	294,103	(5)%
Dividends declared per common share	$0.14	$—	$—	$—	$—	100%
Performance Measures:
Net interest margin	3.08%	2.79%	2.65%	2.50%	2.30%	0.29%
Operating margin	49%	45%	43%	7%	27%	4%
Return on common equity	17%	10%	10%	5%	6%	7%
Capital return to shareholders	116%	61%	82%	19%	—%	55%
Financial Condition:
Investment securities	$45,037	$44,518	$29,643	$25,602	$24,636	1%
Margin receivables	$9,560	$9,071	$6,731	$7,398	$7,675	5%
Loans receivable, net	$2,103	$2,654	$3,551	$4,613	$5,979	(21)%
Total assets	$65,003	$63,365	$48,999	$45,427	$45,530	3%
Deposits	$45,313	$42,742	$31,682	$29,445	$24,890	6%
Customer payables	$10,117	$9,449	$8,159	$6,544	$6,455	7%
Corporate debt	$1,409	$991	$994	$997	$1,366	42%
Shareholders’ equity	$6,562	$6,931	$6,272	$5,799	$5,375	(5)%

E*TRADE 2018 10-K | Page 27

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
The following discussion should be read in conjunction with the consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.

OVERVIEW
E*TRADE is a financial services company that provides brokerage and related products and services for traders, investors, stock plan administrators and participants, and RIAs. For additional information related to our business activities see Part 1. Item 1. Business.
Financial Performance
Our net revenue is generated primarily from net interest income, commissions and fees and service charges:

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

•
Fees and service charges revenue is primarily impacted by order flow revenue, fees earned on off-balance sheet customer cash and other assets, advisor management and custody fees, and mutual fund service fees.

Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.
Significant Events
Declared first ever quarterly dividend on common stock
In October 2018, our Board of Directors declared our first quarterly cash dividend of $0.14 per share on our outstanding shares of common stock. The dividend was paid on November 15, 2018, to shareholders of record as of the close of business on October 30, 2018. On January 23, 2019 the Company declared a cash dividend for the first quarter of $0.14 per share on our outstanding shares of common stock. The dividend was paid on February 15, 2019 to shareholders of record as of the close of business on February 1, 2019.
Completed prior $1 billion share repurchase program and approved new $1 billion program
During 2018, we completed repurchases under the prior $1 billion share repurchase program and our Board of Directors authorized a new $1 billion share repurchase program. We utilized $1.1 billion to repurchase 21.3 million shares at an average price of $53.49 during the year ended December 31, 2018. As of December 31, 2018, $499 million remained available for additional purchase. As of February 15, 2019, we have subsequently repurchased approximately 0.8 million shares of common stock at an average price of $46.78 per share.

E*TRADE 2018 10-K | Page 28

Acquired approximately one million brokerage accounts from Capital One
In November 2018, we completed the acquisition of approximately one million retail brokerage accounts with $15.1 billion in customer assets from Capital One for a cash purchase price of $109 million. The acquisition introduced a significant number of retail customers to our platforms and service offerings. For additional information, see Note 2—Acquisitions and Restructuring.
Issued $420 million of Senior Notes and redeemed Trust Preferred Securities (TRUPs)
In June 2018, we issued $420 million of 4.50% Senior Notes due 2028 (Senior Notes) and used the net proceeds to redeem all $413 million of outstanding TRUPs during the third quarter of 2018. In connection with the redemption, we recognized a loss on early extinguishment of debt of $4 million, consisting of the difference between the carrying value of the TRUPs redeemed, including unamortized debt issuance costs, and the total cash amount paid, including related fees and expenses. For additional information about the debt issuance, see Note 14—Corporate Debt.
Acquired TCA, a leading provider of technology and custody services to RIAs
On April 9, 2018, we completed the acquisition of TCA for a cash purchase price of $275 million. The acquisition is expected to benefit the Company by leveraging the E*TRADE brand to accelerate growth of the custody offering, and through the establishment of a referral program to address retail customers seeking services available through RIAs. For additional information, see Note 2—Acquisitions and Restructuring.
Tier 1 leverage ratio threshold reduced for E*TRADE Bank
Beginning January 2018, the internal threshold for E*TRADE Bank's Tier 1 leverage ratio was reduced to 7.0% from the previous internal threshold of 7.5%. For additional information, see MD&A—Liquidity and Capital Resources.

E*TRADE 2018 10-K | Page 29

Key Performance Metrics
Management monitors customer activity and corporate metrics to evaluate the Company’s performance. The most significant of these are displayed below along with the percentage variance from the prior year. These metrics include the impact of the Company's acquisitions at the respective acquisition dates, as applicable. See Note 2—Acquisitions and Restructuring for more information.
Customer Activity Metrics:
Daily Average Revenue Trades (DARTs) are the predominant driver of commissions revenue from our customers. DARTs were 282,243, 214,284 and 164,134 for the years ended December 31, 2018, 2017 and 2016, respectively.
Derivative DARTs, a key driver of commissions revenue, is the daily average number of options and futures trades, and Derivative DARTs percentage is the mix of options and futures trades as a component of total DARTs. Derivative DARTs were 90,811, 65,264 and 42,430 for the years ended December 31, 2018, 2017 and 2016, respectively. Derivative DARTs represented 32%, 30% and 26% of total DARTs for the years ended December 31, 2018, 2017 and 2016, respectively.

E*TRADE 2018 10-K | Page 30

Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $7.07, $8.23 and $10.70 for the years ended December 31, 2018, 2017 and 2016, respectively.

End of period brokerage accounts and net new brokerage accounts are indicators of our ability to attract and retain customers. End of period brokerage accounts were 4.9 million, 3.6 million and 3.5 million at December 31, 2018, 2017 and 2016, respectively. Net new brokerage accounts were 1,261,855, 171,906 and 249,462 for the years ended December 31, 2018, 2017 and 2016, respectively. Our net new brokerage account growth rate was 34.7%, 5.0% and 7.8% for the same periods. We added 1,057,956 net new accounts as part of acquisitions during the year ended December 31, 2018, including 145,891 accounts related to the TCA acquisition and 912,065 accounts related to the Capital One acquisition. Excluding these accounts, the adjusted net new brokerage account growth rate was 5.6% for the year ended December 31, 2018. We added 147,761 net new accounts related to the OptionsHouse acquisition during the year ended December 31, 2016. Excluding these accounts, the adjusted net new brokerage account growth rate was 3.2% for the year ended December 31, 2016.

E*TRADE 2018 10-K | Page 31

Customer margin balances represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Customer margin balances were $9.6 billion, $9.1 billion and $7.1 billion at December 31, 2018, 2017 and 2016, respectively.
Managed products represent customer assets in our Managed Portfolios which are a driver of fees and service charges revenue. Managed products were $5.7 billion, $5.4 billion and $3.9 billion at December 31, 2018, 2017 and 2016, respectively.

E*TRADE 2018 10-K | Page 32

Customer assets is an indicator of the value of our relationship with the customer. An increase generally indicates that the use of our products and services is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. Customer assets were $414.1 billion, $383.3 billion and $311.3 billion at December 31, 2018, 2017 and 2016, respectively.
Brokerage related cash is an indicator of the level of engagement with our brokerage customers and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. Brokerage related cash was $54.2 billion, $52.9 billion and $51.4 billion at December 31, 2018, 2017 and 2016, respectively.
Net new brokerage assets equals total inflows to new and existing brokerage accounts less total outflows from closed and existing brokerage accounts. The net new brokerage assets metric is a general indicator of the use of our products and services by new and existing brokerage customers. Net new brokerage assets were $48.7 billion, $12.2 billion and $13.1 billion for the years ended December 31, 2018, 2017 and 2016, respectively. Our net new brokerage asset growth rate was 14.3%, 4.4% and 5.3% at December 31, 2018, 2017 and 2016, respectively. We added $33.5 billion in net new brokerage assets as part of acquisitions during the year ended December 31, 2018, including $18.4 billion assets related to the TCA acquisition and $15.1 billion assets related to the Capital One acquisition. Excluding these brokerage assets, the adjusted net new brokerage asset growth rate was 4.5% for the year ended December 31, 2018. We added $3.7 billion net new assets related to the OptionsHouse acquisition during the year ended December 31, 2016. Excluding these assets, the adjusted net new brokerage asset growth rate was 3.8% for the year ended December 31, 2016.
Corporate Metrics:
Earnings per diluted share is the portion of a company's profit allocated to each diluted share of common stock and is a key indicator of the Company's profitability. Earnings per diluted share was $3.88, $2.15 and $1.98 for the years ended December 31, 2018, 2017 and 2016, respectively.
Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 49%, 45% and 43% for the years ended December 31, 2018, 2017 and 2016, respectively.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating operating margin performance. Adjusted operating margin was 47%, 40% and 35% for the years ended December 31, 2018, 2017 and 2016, respectively. See MD&A—Earnings Overview for a reconciliation of adjusted operating margin to operating margin.

E*TRADE 2018 10-K | Page 33

Capital return to shareholders represents the amount of earnings returned to shareholders through share repurchases and common stock dividends and Capital return percentage to shareholders is capital returned to shareholders as a percentage of net income available to common shareholders. Capital return to shareholders was $1.2 billion, $362 million and $452 million for the years ended December 31, 2018, 2017 and 2016, respectively. Capital return percentage to shareholders was 116%, 61% and 82% for the years ended December 31, 2018, 2017 and 2016, respectively.
Return on common equity is calculated by dividing net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Return on common equity was 17%, 10% and 10% for the years ended December 31, 2018, 2017 and 2016, respectively.
Adjusted return on common equity is a non-GAAP measure calculated by dividing adjusted net income available to common shareholders, a non-GAAP measure which excludes the provision (benefit) for loan losses and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating return on common equity performance, by average common shareholders' equity, which excludes preferred stock. Adjusted return on common equity was 16%, 9% and 8% for the years ended December 31, 2018, 2017 and 2016, respectively. See MD&A—Earnings Overview for a reconciliation of adjusted net income available to common shareholders to net income and adjusted return on common equity to return on common equity.
Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Cash and equivalents was $2.3 billion, $931 million and $2.0 billion at December 31, 2018, 2017 and 2016, respectively, while corporate cash was $391 million, $541 million and $461 million for the same periods. See MD&A—Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.

E*TRADE 2018 10-K | Page 34

Average interest-earning assets, along with net interest margin, are indicators of our ability to generate net interest income. Average interest-earning assets were $60.0 billion, $53.2 billion and $43.3 billion for the years ended December 31, 2018, 2017 and 2016, respectively.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 3.08%, 2.79% and 2.65% for the years ended December 31, 2018, 2017 and 2016, respectively.
Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 6.6%, 7.4% and 7.8% at December 31, 2018, 2017 and 2016, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.1%, 7.6% and 8.8% at December 31, 2018, 2017 and 2016, respectively. See MD&A—Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Total employees is the key driver of compensation and benefits expense, our largest non-interest expense category. Total employees were 4,035, 3,607 and 3,601 at December 31, 2018, 2017 and 2016, respectively.

E*TRADE 2018 10-K | Page 35

EARNINGS OVERVIEW
We generated net income of $1.1 billion on total net revenue of $2.9 billion for the year ended December 31, 2018. The following chart presents a reconciliation of net income for the year ended December 31, 2017 to net income for the year ended December 31, 2018 (dollars in millions):

(1)
Includes clearing and servicing, professional services, occupancy and equipment, communications, depreciation and amortization, FDIC insurance premiums, amortization of other intangibles, restructuring and acquisition-related activities and other non-interest expenses.

E*TRADE 2018 10-K | Page 36

The following table presents significant components of the consolidated statement of income (dollars in millions except per share amounts):

	Year Ended December 31,			Variance		Variance
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	Amount	%	Amount	%
Net interest income	$1,846	$1,485	$1,148	$361	24%	$337	29%
Total non-interest income	1,027	881	793	146	17%	88	11%
Total net revenue	2,873	2,366	1,941	507	21%	425	22%
Provision (benefit) for loan losses	(86)	(168)	(149)	82	(49)%	(19)	13%
Total non-interest expense	1,541	1,470	1,252	71	5%	218	17%
Income before income tax expense	1,418	1,064	838	354	33%	226	27%
Income tax expense	366	450	286	(84)	(19)%	164	57%
Net income	$1,052	$614	$552	$438	71%	$62	11%
Preferred stock dividends	36	25	—	11	44%	25	100%
Net income available to common shareholders	$1,016	$589	$552	$427	72%	$37	7%
Diluted earnings per common share	$3.88	$2.15	$1.98	$1.73	80%	$0.17	9%
Net income increased 71% to $1.1 billion, or $3.88 per diluted share, for the year ended December 31, 2018 compared to 2017 and increased 11% to $614 million, or $2.15 per diluted share, for the year ended December 31, 2017 compared to 2016. Net income available to common shareholders was $1.0 billion for the year ended December 31, 2018, which reflects payments of $36 million in preferred stock dividends, compared to $589 million in 2017 which reflects payments of $25 million in preferred stock dividends. No preferred stock dividends were paid during the year ended December 31, 2016.

•
The increase in net income from 2017 to 2018 was driven by higher interest income due to a larger average balance sheet, an improvement in net interest margin, higher commissions due to increased trading activity, fees and service charges and net gains on securities and other. Lower losses on early extinguishment of debt also contributed to increased net income in 2018. During the year ended December 31, 2018, these increases were partially offset by a lower benefit for loan losses and higher non-interest expense due primarily to increased compensation and benefits and advertising and market development expenses.

•
The increase in net income from 2016 to 2017 was primarily driven by higher interest income due to a larger balance sheet, an improvement in net interest margin, as well as higher fees and service charges revenue. Net income for the year ended December 31, 2017 included a $168 million benefit for loan losses, which was partially offset by $27 million of pre-tax costs primarily incurred in connection with the OptionsHouse integration and preparation for the incremental regulatory and reporting requirements that our balance sheet growth required, and a $58 million pre-tax loss on early extinguishment of corporate debt. The year ended December 31, 2017 also included a $58 million income tax expense related to the remeasurement of our net deferred tax assets due to tax reform and the new statutory federal income tax rate.

E*TRADE 2018 10-K | Page 37

Net Revenue
The following table presents the significant components of net revenue (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	Amount	%	Amount	%
Net interest income	$1,846	$1,485	$1,148	$361	24%	$337	29%
Commissions	498	441	442	57	13%	(1)	—%
Fees and service charges	431	369	268	62	17%	101	38%
Gains on securities and other, net	53	28	42	25	89%	(14)	(33)%
Other revenue	45	43	41	2	5%	2	5%
Total non-interest income	1,027	881	793	146	17%	88	11%
Total net revenue	$2,873	$2,366	$1,941	$507	21%	$425	22%
Net Interest Income
Net interest income increased 24% to $1.8 billion for the year ended December 31, 2018 compared to 2017 and increased 29% to $1.5 billion for the year ended December 31, 2017 compared to 2016. Net interest income is earned primarily through investment securities, margin receivables and our legacy mortgage and consumer loan portfolio, offset by funding costs.

E*TRADE 2018 10-K | Page 38

The following table presents average balance sheet data and interest income and expense data, as well as related net interest margin, yields, and rates (dollars in millions):

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$616	$11	1.75%	$1,011	$9	0.89%	$1,700	$7	0.41%
Cash segregated under federal or other regulations	743	15	2.02%	1,186	12	0.99%	1,553	6	0.36%
Investment securities(1)	44,993	1,241	2.76%	39,090	962	2.46%	28,482	691	2.43%
Margin receivables	10,437	491	4.71%	7,721	320	4.15%	6,592	249	3.77%
Loans(2)	2,405	128	5.31%	3,194	157	4.93%	4,351	191	4.39%
Broker-related receivables and other	818	14	1.79%	1,014	3	0.29%	594	1	0.16%
Subtotal interest-earning assets	60,012	1,900	3.17%	53,216	1,463	2.75%	43,272	1,145	2.65%
Other interest revenue(3)	—	109		—	108		—	88
Total interest-earning assets	60,012	2,009	3.35%	53,216	1,571	2.95%	43,272	1,233	2.85%
Total non-interest-earning assets	4,428			4,979			4,864
Total assets	$64,440			$58,195			$48,136

Sweep deposits	$38,039	$42	0.11%	$33,775	$4	0.01%	$26,088	$3	0.01%
Savings deposits	3,049	9	0.30%	3,085	—	0.01%	3,227	—	0.01%
Other deposits	1,965	—	0.03%	2,055	—	0.03%	2,018	—	0.03%
Customer payables	9,881	22	0.22%	8,793	5	0.06%	7,221	5	0.07%
Broker-related payables and other	1,813	10	0.57%	1,250	—	0.00%	1,286	—	0.00%
Other borrowings	745	25	3.30%	665	22	3.33%	416	18	4.32%
Corporate debt	1,214	46	3.80%	994	48	4.77%	994	54	5.41%
Subtotal interest-bearing liabilities	56,706	154	0.27%	50,617	79	0.16%	41,250	80	0.19%
Other interest expense(4)	—	9		—	7		—	5
Total interest-bearing liabilities	56,706	163	0.29%	50,617	86	0.17%	41,250	85	0.21%
Total non-interest-bearing liabilities	896			1,058			954
Total liabilities	57,602			51,675			42,204
Total shareholders' equity	6,838			6,520			5,932
Total liabilities and shareholders' equity	$64,440			$58,195			$48,136
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$3,306	$1,846	3.08%	$2,599	$1,485	2.79%	$2,022	$1,148	2.65%

(1)
For the year ended December 31, 2018, includes a $19 million net loss related to fair value hedging adjustments, previously referred to as hedge ineffectiveness. Amounts prior to 2018 have not been reclassified to conform to current period presentation and continue to be reflected within the gains on securities and other, net line item. See Note 8—Derivative Instruments and Hedging Activities for additional information.

(2)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(3)	Represents interest income on securities loaned.

(4)	Represents interest expense on securities borrowed.

E*TRADE 2018 10-K | Page 39

	Year Ended December 31,
	2018	2017	2016
Ratio of interest-earning assets to interest-bearing liabilities	105.83%	105.14%	104.90%
Return on average total assets	1.63%	1.06%	1.15%
Return on average total shareholders’ equity(1)	15.38%	9.42%	9.30%
Average total shareholders’ equity to average total assets	10.61%	11.20%	12.32%
Dividend payout ratio(2)	3.59%	—%	—%

(1)
Calculated by dividing net income by average total shareholders’ equity. As described in the Earnings Overview section below, the Company's return on common equity corporate metric is calculated by dividing net income available to common shareholders by average common shareholders' equity, which excludes preferred stock.

(2)	Calculated by dividing dividends declared per common share by basic earnings per share.
Average interest-earning assets increased 13% to $60.0 billion for the year ended December 31, 2018 compared to 2017. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 12% to $56.7 billion for the year ended December 31, 2018 compared to 2017. The increase was driven by higher sweep deposits during 2018 and deposits assumed as part of the acquisition of TCA and retail brokerage accounts from Capital One, partially offset by customer net buying of $13.6 billion during the year ended December 31, 2018, compared to net buying of $9.2 billion during the same period in 2017.
Net interest margin increased 29 basis points to 3.08% for the year ended December 31, 2018 compared to 2017. Net interest margin is driven by the mix of average asset and liability balances and the interest rates earned or paid on those balances. The increase during the year ended December 31, 2018, compared to 2017 is due to higher interest rates earned on higher margin receivables and investment securities balances, partially offset by the continued run-off of our higher yielding legacy mortgage and consumer loan portfolio. Additionally, funding costs increased primarily due to increased rates paid on deposits, customer payables, and broker-related payables during the year ended December 31, 2018.
Average interest-earning assets increased 23% to $53.2 billion for the year ended December 31, 2017 compared to 2016. Average interest-bearing liabilities increased 23% to $50.6 billion for the year ended December 31, 2017 compared to 2016. The increase was primarily due to higher deposits as a result of transferring customer cash held by third parties to our balance sheet.
Commissions
Commissions revenue increased 13% to $498 million for the year ended December 31, 2018 compared to 2017, and decreased by less than 1% to $441 million for the year ended December 31, 2017 compared to 2016. The primary factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DARTs volume increased 32% to 282,243 for the year ended December 31, 2018 compared to 2017, and increased 31% to 214,284 for the year ended December 31, 2017 compared to 2016. The increase during the year ended December 31, 2018 was mainly driven by market sentiment along with the higher volatility of the equity markets. Derivative DARTs volume increased 39% to 90,811 for the year ended December 31, 2018 compared to 2017, and increased 54% to 65,264 for the year ended December 31, 2017 compared to 2016.
Average commission per trade decreased 14% to $7.07 for the year ended December 31, 2018 compared to 2017, and decreased 23% to $8.23 for the year ended December 31, 2017 compared to 2016. Average commission per trade is impacted by trade mix and differing commission rates on various trade types (e.g. equities, derivatives, stock plan and mutual funds). Average commission per trade for the years ended December 31, 2018 and 2017 was also impacted by reduced commission rates implemented in March 2017 as well as the continued migration of customers to lower active trader commission pricing.

E*TRADE 2018 10-K | Page 40

Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	Amount	%	Amount	%
Order flow revenue	$174	$135	$96	$39	29%	$39	41%
Money market funds and sweep deposits revenue(1)	71	92	50	(21)	(23)%	42	84%
Advisor management and custody fees	64	36	28	28	78%	8	29%
Mutual fund service fees	48	39	36	9	23%	3	8%
Foreign exchange revenue	25	26	21	(1)	(4)%	5	24%
Reorganization fees	14	16	16	(2)	(13)%	—	—%
Other fees and service charges	35	25	21	10	40%	4	19%
Total fees and service charges	$431	$369	$268	$62	17%	$101	38%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

Fees and service charges increased 17% to $431 million for the year ended December 31, 2018 compared to 2017 and increased 38% to $369 million for the year ended December 31, 2017 compared to 2016. These increases were primarily driven by increased order flow revenue due to higher trade volume as well as increased advisor management and custody fees as a result of the acquisition of TCA and higher balances in our Managed Portfolios. The increase in 2018 was partially offset by decreased money market funds and sweep deposits revenue driven by lower customer cash balances held by third parties as a result of transferring cash onto our balance sheet during 2018. The impact of the lower balances was partially offset by a higher yield of approximately 140 basis points, 90 basis points and 40 basis points for the years ended December 31, 2018, 2017 and 2016, respectively.
Gains on Securities and Other, Net
The following table presents the significant components of gains on securities and other, net (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	Amount	%	Amount	%
Gains on available-for-sale securities, net(1)	$44	$40	$53	$4	10%	$(13)	(25)%
Equity method investment income (loss) and other(2)(3)	9	(12)	(11)	21	(175)%	(1)	9%
Gains on securities and other, net	$53	$28	$42	$25	89%	$(14)	(33)%

(1)
In 2018, the Company sold available-for-sale securities and reinvested the sale proceeds in agency-backed securities at current market rates. See Note 6—Available-for-Sale and Held-to-Maturity Securities for additional information.

(2)	Includes a $5 million gain on the sale of our Chicago Stock Exchange investment for the year ended December 31, 2018.

(3)
Includes losses of $14 million and $6 million on hedge ineffectiveness for the years ended December 31, 2017 and 2016, respectively. Beginning January 1, 2018, fair value hedging adjustments are recognized within net interest income. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

E*TRADE 2018 10-K | Page 41

Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $86 million, $168 million and $149 million for the years ended December 31, 2018, 2017 and 2016. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs that were not included in our loss estimates. For additional information on management's estimate of the allowance for loan losses, see Note 7—Loans Receivable, Net.
Non-Interest Expense
The following table presents the significant components of non-interest expense (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2018 vs. 2017		2017 vs. 2016
	2018	2017	2016	Amount	%	Amount	%
Compensation and benefits	$621	$546	$501	$75	14%	$45	9%
Advertising and market development	200	166	131	34	20%	35	27%
Clearing and servicing	126	124	105	2	2%	19	18%
Professional services	96	99	97	(3)	(3)%	2	2%
Occupancy and equipment	124	116	98	8	7%	18	18%
Communications	116	121	87	(5)	(4)%	34	39%
Depreciation and amortization	92	82	79	10	12%	3	4%
FDIC insurance premiums	30	31	25	(1)	(3)%	6	24%
Amortization of other intangibles	48	36	23	12	33%	13	57%
Restructuring and acquisition-related activities	7	15	35	(8)	(53)%	(20)	(57)%
Losses on early extinguishment of debt	4	58	—	(54)	(93)%	58	100%
Other non-interest expenses	77	76	71	1	1%	5	7%
Total non-interest expense	$1,541	$1,470	$1,252	$71	5%	$218	17%
Compensation and Benefits
Compensation and benefits expense increased 14% to $621 million for the year ended December 31, 2018 compared to 2017, and increased 9% to $546 million for the year ended December 31, 2017 compared to 2016. The expense increase in 2018 was primarily driven by a 12% increase in headcount as a result of the TCA acquisition and to support the onboarding of the retail brokerage accounts from Capital One, as well as other growth in our business. The expense increase in 2017 was primarily driven by higher incentive compensation reflecting improved overall Company performance.
Advertising and Market Development
Advertising and market development expense increased 20% to $200 million for the year ended December 31, 2018 compared to 2017, and increased 27% to $166 million for the year ended December 31, 2017 compared to 2016. These planned increases were primarily due to higher media and brand production spend resulting from our increased focus on accelerating the growth of our business by increasing engagement across new and existing customers.

E*TRADE 2018 10-K | Page 42

Amortization of Other Intangibles
Amortization of other intangibles expense increased 33% to $48 million for the year ended December 31, 2018 compared to 2017, and increased 57% to $36 million for the year ended December 31, 2017 compared to 2016. The increase during 2018 was primarily due to the addition of intangible assets recognized in connection with the acquisition of retail brokerage accounts from Capital One and the TCA acquisition. The increase during 2017 was due to the addition of other intangible assets recognized in connection with the OptionsHouse acquisition. See Note 2—Acquisitions and Restructuring for additional information.
Restructuring and Acquisition-Related Activities
Restructuring and acquisition-related activities decreased 53% to $7 million for the year ended December 31, 2018 compared to 2017, and decreased 57% to $15 million, for the year ended December 31, 2017 compared to 2016. Restructuring and acquisition-related expense during the year ended December 31, 2018 primarily includes costs incurred in connection with the restructuring of our regulatory and enterprise risk management functions due to bank regulatory reform and the closing of the TCA acquisition. The restructuring costs for the year ended December 31, 2017 primarily related to the integration of OptionsHouse.
Losses on Early Extinguishment of Debt
Losses on early extinguishment of debt were $4 million for the year ended December 31, 2018 compared to $58 million for the year ended December 31, 2017. There were no losses for the year ended December 31, 2016.

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

Operating Margin
Operating margin was 49% for the year ended December 31, 2018 compared to 45% and 43% for the same period in 2017 and 2016. Adjusted operating margin, a non-GAAP measure, was 47% for the year ended December 31, 2018 compared to 40% and 35% in 2017 and 2016, respectively.

E*TRADE 2018 10-K | Page 43

Adjusted operating margin is calculated by dividing adjusted income before income tax expense by total net revenue. Adjusted income before income tax expense, a non-GAAP measure, excludes provision (benefit) for loan losses and losses on early extinguishment of debt. The following table presents a reconciliation of adjusted income before income tax expense and adjusted operating margin, non-GAAP measures, to the most directly comparable GAAP measures (dollars in millions):

	Year Ended December 31,
	2018		2017		2016
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$1,418	49%	$1,064	45%	$838	43%
Add back impact of pre-tax items:
Provision (benefit) for loan losses	(86)		(168)		(149)
Losses on early extinguishment of debt	4		58		—
Subtotal	(82)		(110)		(149)
Adjusted income before income tax expense / adjusted operating margin	$1,336	47%	$954	40%	$689	35%
Return on Common Equity
Return on common equity was 17%, 10% and 10% for the years ended December 31, 2018, 2017 and 2016, respectively. Adjusted return on common equity, a non-GAAP measure, was 16%, 9% and 8% for the years ended December 31, 2018, 2017 and 2016, respectively.
Adjusted return on common equity is calculated by dividing adjusted net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Adjusted net income available to common shareholders, a non-GAAP measure, excludes the after-tax impact of provision (benefit) for loan losses and losses on early extinguishment of debt. The following table provides a reconciliation of GAAP net income available to common shareholders and return on common equity percentage to non-GAAP adjusted net income available to common shareholders and adjusted return on common equity percentage (dollars in millions):

	Year Ended December 31,
	2018		2017		2016
	Amount	Return on Common Equity %	Amount	Return on Common Equity %	Amount	Return on Common Equity %
Net income available to common shareholders and return on common equity	$1,016	17%	$589	10%	$552	10%
Add back impact of the following items:
Provision (benefit) for loan losses	(86)		(168)		(149)
Losses on early extinguishment of debt	4		58		—
Subtotal	(82)		(110)		(149)
Income tax impact	21		43		58
Net of tax	(61)		(67)		(91)
Adjusted net income available to common shareholders and return on common equity	$955	16%	$522	9%	$461	8%

E*TRADE 2018 10-K | Page 44

Income Tax Expense
Income tax expense was $366 million, $450 million and $286 million for the years ended December 31, 2018, 2017 and 2016. The effective tax rate was 26%, 42% and 34% for the same periods.

•
The effective tax rate of 26% for the year ended December 31, 2018 included the new statutory federal income tax rate of 21% which was effective January 1, 2018 as well as a slight benefit related to the remeasurement of certain net state deferred tax assets and the accounting for employee share-based compensation.

•
The effective tax rate of 42% for the year ended December 31, 2017 includes the impact of the Tax Cuts and Jobs Act (TCJA) that was enacted on December 22, 2017. This resulted in a reduction in the value of our net federal deferred tax assets using the new statutory federal corporate income tax rate of 21%. As a result, we recognized $58 million of additional tax expense for the year ended December 31, 2017. The effective tax rate also includes the impact of adopting amended accounting guidance for employee share-based compensation.

•	The effective tax rate of 34% for the year ended December 31, 2016 was impacted by a $25 million tax benefit related to the release of valuation allowances against certain state deferred tax assets.
Refer to Note 15—Income Taxes for further information.

E*TRADE 2018 10-K | Page 45

BALANCE SHEET OVERVIEW
The following table presents the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	December 31,		2018 vs. 2017
	2018	2017	Amount	%
Assets:
Cash and equivalents	$2,333	$931	$1,402	151%
Segregated cash	1,011	872	139	16%
Investment securities	45,037	44,518	519	1%
Margin receivables	9,560	9,071	489	5%
Loans receivable, net	2,103	2,654	(551)	(21)%
Receivables from brokers, dealers and clearing organizations	760	1,178	(418)	(35)%
Goodwill and other intangibles, net	2,976	2,654	322	12%
Other(1)	1,223	1,487	(264)	(18)%
Total assets	$65,003	$63,365	$1,638	3%
Liabilities and shareholders’ equity:
Deposits	$45,313	$42,742	$2,571	6%
Customer payables	10,117	9,449	668	7%
Payables to brokers, dealers and clearing organizations	948	1,542	(594)	(39)%
Other borrowings	—	910	(910)	(100)%
Corporate debt	1,409	991	418	42%
Other liabilities	654	800	(146)	(18)%
Total liabilities	58,441	56,434	2,007	4%
Shareholders’ equity	6,562	6,931	(369)	(5)%
Total liabilities and shareholders’ equity	$65,003	$63,365	$1,638	3%

(1)
Includes balance sheet line items property and equipment, net and other assets. Other assets includes certain deferred tax assets due to a presentation change beginning January 1, 2018. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Cash and Equivalents
Cash and equivalents increased 151% to $2.3 billion during the year ended December 31, 2018. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, see MD&A—Liquidity and Capital Resources and the consolidated statement of cash flows.

E*TRADE 2018 10-K | Page 46

Segregated Cash
Cash segregated under federal or other regulations increased 16% to $1.0 billion during the year ended December 31, 2018. The level of segregated cash is driven largely by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we are required by our regulators to segregate for the exclusive benefit of our brokerage customers. At December 31, 2018 and 2017, $400 million and $800 million, respectively, of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank, representing investments that were also segregated under federal or other regulations by E*TRADE Securities, were eliminated in consolidation.
Investment Securities
The following table presents the significant components of investment securities (dollars in millions):

			Variance
	December 31,		2018 vs. 2017
	2018	2017	Amount	%
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$22,162	$19,195	$2,967	15%
Other debt securities	991	1,477	(486)	(33)%
Total debt securities	23,153	20,672	2,481	12%
Publicly traded equity securities(1)	—	7	(7)	(100)%
Total available-for-sale securities	$23,153	$20,679	$2,474	12%
Held-to-maturity securities:
Agency mortgage-backed securities	$18,085	$20,502	$(2,417)	(12)%
Other debt securities	3,799	3,337	462	14%
Total held-to-maturity securities	$21,884	$23,839	$(1,955)	(8)%
Total investment securities	$45,037	$44,518	$519	1%

(1)
Consists of investments in a Community Reinvestment Act (CRA) related mutual fund. At December 31, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance related to the classification and measurement of financial instruments. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Securities represented 69% and 70% of total assets at December 31, 2018 and 2017, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
During the year ended December 31, 2018 securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million were transferred from held-to-maturity securities to available-for-sale securities as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. In addition, securities with a fair value of $1.2 billion were transferred from available-for-sale to held-to-maturity pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity.
See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies, Note 6—Available-for-Sale and Held-to-Maturity Securities and Note 16—Shareholders' Equity for additional information.

E*TRADE 2018 10-K | Page 47

Margin Receivables
Margin receivables increased 5% to $9.6 billion during the year ended December 31, 2018. Market valuation of customer assets and market sentiment are economic factors that impact the margin receivables balance. The margin receivables balance as of December 31, 2018 was 8% lower than the $10.4 billion average margin receivables balance for the year ended 2018. The ending margin receivables balance also included the impact of the acquisition of retail brokerage accounts from Capital One in November 2018, which included $127 million of margin receivables. See Note 2—Acquisitions and Restructuring for additional information.
Loans Receivable, Net
The following table presents the significant components of loans receivable, net (dollars in millions):

			Variance
	December 31,		2018 vs. 2017
	2018	2017	Amount	%
One- to four-family	$1,071	$1,432	$(361)	(25)%
Home equity	836	1,097	(261)	(24)%
Consumer	118	176	(58)	(33)%
Securities-based lending(1)	107	12	95	*
Total loans receivable	2,132	2,717	(585)	(22)%
Unamortized premiums, net	8	11	(3)	(27)%
Subtotal	2,140	2,728	(588)	(22)%
Less: Allowance for loan losses	37	74	(37)	(50)%
Total loans receivable, net	$2,103	$2,654	$(551)	(21)%

*	Percentage not meaningful.

(1)
In 2017 we introduced E*TRADE Line of Credit, a securities-based lending product, where customers can borrow against the market value of their securities pledged as collateral. The drawn amount and unused credit line amount totaled $107 million and $173 million, respectively, as of December 31, 2018 and $12 million and $35 million, respectively, as of December 31, 2017.

Loans receivable, net decreased 21% to $2.1 billion during the year ended December 31, 2018. We expect the remaining legacy mortgage and consumer loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to continue to hold these loans, if the markets improve or our assessment changes, our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Note 7—Loans Receivable, Net.

E*TRADE 2018 10-K | Page 48

Receivables from and Payables to Brokers, Dealers and Clearing Organizations
The following table presents the significant components of receivables from and payables to brokers, dealers and clearing organizations (dollars in millions):

			Variance
	December 31,		2018 vs. 2017
	2018	2017	Amount	%
Receivables:
Securities borrowed	$140	$740	$(600)	(81)%
Receivables from clearing organizations	555	376	179	48%
Other	65	62	3	5%
Total	$760	$1,178	$(418)	(35)%

Payables:
Securities loaned	$887	$1,373	$(486)	(35)%
Payables to clearing organizations	11	123	(112)	(91)%
Other	50	46	4	9%
Total	$948	$1,542	$(594)	(39)%
Securities borrowed decreased 81% to $140 million during the year ended December 31, 2018. The decrease was driven by a lower demand for securities to cover customer short positions during the period.
Securities loaned decreased 35% to $887 million during the year ended December 31, 2018. The decrease was driven by lower funding requirements at E*TRADE Securities and lower demand for securities from our counterparties. For additional information on E*TRADE Securities liquidity, see MD&A—Liquidity and Capital Resources.
Goodwill and Other Intangibles, Net
Goodwill and other intangibles, net increased 12% to $3.0 billion during the year ended December 31, 2018. The increase was driven by the addition of goodwill and other intangibles in connection with the acquisition of TCA and retail brokerage accounts from Capital One. See Note 2—Acquisitions and Restructuring for additional information.
Deposits
The following table presents the significant components of deposits (dollars in millions):

			Variance
	December 31,		2018 vs. 2017
	2018	2017	Amount	%
Sweep deposits	$39,322	$37,734	$1,588	4%
Savings deposits	4,133	2,912	1,221	42%
Other deposits	1,858	2,096	(238)	(11)%
Total deposits	$45,313	$42,742	$2,571	6%
Deposits represented 78% and 76% of total liabilities at December 31, 2018 and 2017, respectively. The increase in deposits during 2018 was driven by higher sweep deposits, the launch of our premium savings product, and deposits assumed as part of the acquisition of TCA and retail brokerage accounts from Capital One. The increase was partially offset by significant customer net buying of $13.6 billion during 2018. Refer

E*TRADE 2018 10-K | Page 49

to Note 2—Acquisitions and Restructuring for further information.
Brokerage Related Cash
The majority of the deposits balance, specifically sweep deposits, is included in brokerage related cash, which is reported as a customer activity metric. The following table presents the significant components of total brokerage related cash (dollars in millions):

			Variance
	December 31,		2018 vs. 2017
	2018	2017	Amount	%
Brokerage customer cash held on balance sheet:
Sweep deposits	$39,322	$37,734	$1,588	4%
Customer payables	10,117	9,449	668	7%
Subtotal	49,439	47,183	2,256	5%
Customer cash held by third parties(1)
Sweep deposits	3,009	4,724	(1,715)	(36)%
Money market funds and other	1,759	1,016	743	73%
Subtotal	4,768	5,740	(972)	(17)%
Total brokerage related cash	$54,207	$52,923	$1,284	2%

(1)
Customer cash held by third parties is maintained at unaffiliated financial institutions. Customer cash held by third parties is not reflected on our consolidated balance sheet and is not immediately available for liquidity purposes.

We offer the following sweep deposit account programs to our brokerage customers:

•	Extended insurance sweep deposit account (ESDA) program

•	Retirement sweep deposit account (RSDA) program for retirement plan customers launched in the second quarter of 2018

•	Cash balance program offered by E*TRADE Savings Bank for uninvested cash held in eligible custodial accounts as part of the Advisor Services offering launched in connection with the TCA acquisition
The programs utilize our bank subsidiaries, in combination with additional third party program banks, as applicable, to allow customers the ability to have aggregate deposits they hold in the programs insured up to $1,250,000 for each category of legal ownership depending on the program. As of December 31, 2018, approximately 99% of sweep deposits were in these programs. Sweep deposits on balance sheet are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.
Other Borrowings
Other borrowings are summarized as follows (dollars in millions):

			Variance
	December 31,		2018 vs. 2017
	2018	2017	Amount	%
FHLB advances	$—	$500	$(500)	(100)%
Trust preferred securities	—	410	(410)	(100)%
Total other borrowings	$—	$910	$(910)	(100)%
We had no other borrowings at December 31, 2018 as compared to $910 million of other borrowings at December 31, 2017. The decrease in other borrowings during the year ended December 31, 2018 was due

E*TRADE 2018 10-K | Page 50

primarily to the redemption of our TRUPs during the third quarter, and a decrease in the need for additional short-term borrowings to cover liquidity needs as a result of the on-boarding of deposits associated with the acquisition of retail brokerage accounts from Capital One and customer net selling at the end of the fourth quarter. See MD&A—Liquidity and Capital Resources for additional information on liquidity and funding sources and Note 2—Acquisitions and Restructuring and Note 13—Other Borrowings for additional information about transactional activity.
Corporate Debt
Corporate debt increased 42% to $1.4 billion during the year ended December 31, 2018, as we issued Senior Notes in June 2018 and used the net proceeds from the issuance to redeem our TRUPs. See Note 14—Corporate Debt and Note 21—Commitments, Contingencies and Other Regulatory Matters.

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
Liquidity
Our liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Securities, interest due on our corporate debt, dividend payments on our preferred stock as well as planned capital returns to holders of our common stock. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. Potential loans by E*TRADE Bank to the parent company or the parent company's other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization, capital and other requirements.
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
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash is monitored as part of our liquidity risk management. Our current corporate cash minimum target is $300 million and covers approximately 18 months of parent company fixed costs, which includes preferred stock dividends, debt service and other overhead costs. The Company maintains $300 million of additional liquidity through an unsecured committed revolving credit facility. The parent has the ability to borrow against the credit facility for working capital and general corporate purposes. At December 31, 2018, there was no outstanding balance under this credit facility. Dividends from our operating subsidiaries, including E*TRADE Bank and E*TRADE Securities, are additional sources of corporate cash. Subject to regulatory approval or notification, capital generated by these subsidiaries could be distributed to the parent company to the extent

E*TRADE 2018 10-K | Page 51

the excess capital levels exceed both regulatory capital requirements and internal capital thresholds. As of December 31, 2018, our subsidiaries maintained excess regulatory capital over internal thresholds and paid dividends of $1.1 billion to the parent company during 2018.
Corporate cash can fluctuate in any given quarter and is impacted primarily by the following:

•	Dividends from and investments in subsidiaries

•	Corporate debt activity, including issuances, paydowns and debt service costs

•	Reimbursements from subsidiaries for the use of the parent company's deferred tax assets

•	Share repurchases

•	Acquisitions and other investments

•	Parent company overhead less reimbursements through cost sharing arrangements with subsidiaries

•	Common stock dividends

•	Non-cumulative preferred stock dividends
The following chart provides a roll forward of corporate cash at December 31, 2017 to corporate cash at December 31, 2018 (dollars in millions):

E*TRADE 2018 10-K | Page 52

The following table presents a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	December 31,
	2018	2017	2016
Consolidated cash and equivalents	$2,333	$931	$1,950
Less: Cash at regulated subsidiaries	(2,347)	(659)	(1,720)
Add: Cash on deposit at E*TRADE Bank(1)	405	269	231
Corporate cash	$391	$541	$461

(1)
Corporate cash includes the parent company's deposits placed with E*TRADE Bank. E*TRADE Bank may use these deposits for investment purposes; however, these investments are not included in consolidated cash and equivalents.

Corporate cash decreased $150 million to $391 million during the year ended December 31, 2018 primarily due to the following:

•	$610 million and $495 million of net dividends received from E*TRADE Securities and E*TRADE Bank, respectively

•	$375 million received from corporate debt activity which includes $417 million in net debt issuance proceeds partially offset by $42 million in debt service costs

•	$1.1 billion used for share repurchases

•	$429 million used for investments in subsidiaries which includes $413 million to redeem the TRUPs
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
We may also utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank of Richmond's discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At December 31, 2018, E*TRADE Bank had $6.5 billion and $1.0 billion in collateralized borrowing capacity with the FHLB and the Federal Reserve Bank of Richmond, respectively.
E*TRADE Securities Liquidity
E*TRADE Securities relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to fund margin lending. At December 31, 2018, E*TRADE Securities' external liquidity lines totaled approximately $1.3 billion and included the following:

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

E*TRADE 2018 10-K | Page 53

•	Secured uncommitted lines of credit with several unaffiliated banks, aggregating to $375 million with no maturity date
The revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at December 31, 2018. There were no outstanding balances for any of these lines at December 31, 2018. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.
Capital Resources
The Company seeks to manage capital levels in support of our business strategy of generating and effectively deploying capital for the benefit of our shareholders, governed by the Company's risk management framework. For additional information on our bank and brokerage capital requirements, refer to Note 19—Regulatory Requirements.

E*TRADE 2018 10-K | Page 54

Bank Capital Requirements
At December 31, 2018, our regulatory capital ratios for E*TRADE Financial were above the minimum ratios required to be "well capitalized." E*TRADE Financial's current internal Tier 1 leverage ratio threshold is 6.5%. For additional information on bank regulatory requirements and phase-in periods, refer to Part I. Item 1. Business—Regulation.
The following table presents the calculation of E*TRADE Financial's capital ratios (dollars in millions):

	December 31,
	2018	2017	2016
E*TRADE Financial shareholders’ equity	$6,562	$6,931	$6,272
Deduct:
Preferred stock	(689)	(689)	(394)
E*TRADE Financial Common Equity Tier 1 capital before regulatory adjustments	$5,873	$6,242	$5,878
Add:
Losses in other comprehensive income on available-for-sale debt securities, net of tax	275	26	139
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,540)	(2,191)	(2,029)
Disallowed deferred tax assets	(200)	(304)	(505)
E*TRADE Financial Common Equity Tier 1 capital	3,408	3,773	3,483
Add:
Preferred stock	689	689	394
Deduct:
Disallowed deferred tax assets	—	(76)	(267)
E*TRADE Financial Tier 1 capital	$4,097	$4,386	$3,610
Add:
Non-qualifying capital instruments subject to phase-out (trust preferred securities)	—	414	414
Other	46	74	124
E*TRADE Financial total capital	$4,143	$4,874	$4,148

E*TRADE Financial average assets for leverage capital purposes	$64,767	$62,095	$49,113
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,540)	(2,191)	(2,029)
Disallowed deferred tax assets	(200)	(380)	(772)
E*TRADE Financial adjusted average assets for leverage capital purposes	$62,027	$59,524	$46,312

E*TRADE Financial total risk-weighted assets(1)	$10,970	$11,115	$9,422

E*TRADE Financial Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	6.6%	7.4%	7.8%
E*TRADE Financial Common Equity Tier 1 capital / Total risk-weighted assets(1)	31.1%	33.9%	37.0%
E*TRADE Financial Tier 1 capital / Total risk-weighted assets	37.3%	39.5%	38.3%
E*TRADE Financial total capital / Total risk-weighted assets	37.8%	43.8%	44.0%

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

E*TRADE 2018 10-K | Page 55

At December 31, 2018, our regulatory capital ratios for E*TRADE Bank were well above the minimum ratios required to be "well capitalized." E*TRADE Bank's internal Tier 1 leverage ratio threshold was reduced to 7.0% from 7.5% in January 2018. The following table presents the calculation of E*TRADE Bank's capital ratios (dollars in millions):

	December 31,
	2018	2017	2016
E*TRADE Bank shareholder's equity	$3,557	$3,703	$3,153
Add:
Losses in other comprehensive income on available-for-sale debt securities, net of tax	275	26	139
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(287)	(38)	(38)
Disallowed deferred tax assets	(61)	(71)	(122)
E*TRADE Bank Common Equity Tier 1 capital / Tier 1 capital	3,484	3,620	3,132
Add:
Other	37	74	105
E*TRADE Bank total capital	$3,521	$3,694	$3,237

E*TRADE Bank average assets for leverage capital purposes	$49,568	$47,992	$35,885
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(287)	(38)	(38)
Disallowed deferred tax assets	(61)	(71)	(122)
E*TRADE Bank adjusted average assets for leverage capital purposes	$49,220	$47,883	$35,725

E*TRADE Bank total risk-weighted assets(1)	$9,994	$10,147	$8,187

E*TRADE Bank Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	7.1%	7.6%	8.8%
E*TRADE Bank Common Equity Tier 1 capital / Total risk-weighted assets	34.9%	35.7%	38.3%
E*TRADE Bank Tier 1 capital / Total risk-weighted assets	34.9%	35.7%	38.3%
E*TRADE Bank total capital / Total risk-weighted assets	35.2%	36.4%	39.5%

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

Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2018, these subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. For additional information on our broker-dealer and FCM capital requirements, refer to Note 19—Regulatory Requirements.
Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on these arrangements, refer to Note 21—Commitments, Contingencies and Other Regulatory Matters.

E*TRADE 2018 10-K | Page 56

Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in millions):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Corporate debt(1)	$52	$104	$680	$959	$1,795
Leases(2)	22	63	59	141	285
Purchase obligations(3)	99	47	23	1	170
Uncertain tax positions	3	13	9	6	31
Certificates of deposit(4)(5)	16	5	2	—	23
Total contractual obligations	$192	$232	$773	$1,107	$2,304

(1)	Includes annual interest payments.

(2)
Includes future minimum lease payments for non-cancelable operating leases, including a sale-leaseback that is accounted for as a financing, with initial or remaining terms in excess of one year, net of sublease proceeds.

(3)
Includes material purchase obligations for goods and services covered by non-cancelable contracts and obligations through the contractual termination date for cancelable contracts. Includes contracts through the termination date, even if the contract is renewable.

(4)
Includes annual interest based on the contractual features of each security, using market rates at December 31, 2018. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

(5)	Does not include sweep deposits, savings deposits, money market or checking deposits as there are no stated maturity dates and/or scheduled contractual payments.
The Company also had $67 million in unfunded contingent investment commitments to partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated, at December 31, 2018. Additional information related to commitments and contingent liabilities is detailed in Note 21—Commitments, Contingencies and Other Regulatory Matters.

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
We have a Board-approved Enterprise Risk Appetite Statement (RAS) that is provided to all employees. The RAS specifies significant risk exposures and addresses the Company's tolerance of those risks, which are categorized as follows, with further information provided below:

•	Credit Risk—the risk of loss arising from the failure of a borrower or counterparty to meet its credit obligations

•	Liquidity Risk—the potential inability to meet in a timely and cost-effective manner contractual and contingent financial obligations, either on- or off-balance sheet, as they come due

•	Market Risk—the risk that asset values or income streams will be adversely affected by changes in market conditions

E*TRADE 2018 10-K | Page 57

•	Operational Risk—the risk of losses or near misses due to failure of people, processes, and systems, or damage to physical assets

•	Information Technology (IT) Risk—the risk associated with the use, ownership, operation, influence, and adoption of technology within the Company

•	Data Risk—the risk of impairment to or loss of data assets through ineffective governance over the creation, usage, quality, inventory, storage, security and disposal of data assets

•	Strategic Risk—the risk of loss of market size, market share, or margin in our business, leading to lost revenues and potentially significant reductions to net income and/or market value

•
Reputational Risk—the potential that negative perceptions regarding our conduct or business practices or capacity to conduct business will adversely affect valuation, profitability, operations, or the customer base, or require costly litigation or other measures

•
Legal Risk—the risk to earnings or capital arising from violations of, or non-conformance with, laws or ethical standards, as well as uncertainties surrounding the interpretation or application of laws

•
Regulatory and Compliance Risk—the risk to earnings or capital arising from violations of, or non-conformance with, regulations, applicable guidance, and internal policies, as well as risk associated with ambiguous, changing, or untested rules governing certain regulated products or activities

We are also subject to other risks that could affect our business, financial condition, results of operations or cash flows in future periods. For additional information see Part I. Item 1A.— Risk Factors.
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
The Risk Oversight Committee (ROC), which consists of independent members of the Board of Directors, reviews, challenges and approves the RAS and certain risk policies each year, receives regular reports on the status of certain limits and Key Risk Indicators and discusses certain key risks. In addition to this Board-level committee, various management committees and subcommittees throughout the Company aid in the identification, measurement and management of risks, including but not limited to:

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

•
Credit Committee—the Credit Committee has responsibility for monitoring credit risks, including risks arising from margin lending activities, and approving risk limits or recommending related risk limits to be approved by the ERMC.

•
Operational Risk and Control Committee (ORCC)—the ORCC has responsibility for the oversight and management of the operational risks in all business lines, legal entities, and departments, including the development and reporting of key operational risk metrics. The ORCC has oversight of operational risk management in the existing enterprise risk categories, including: transactions execution risk,

E*TRADE 2018 10-K | Page 58

information security (e.g. cyber security) and other security risks, legal and regulatory risks, systems and information technology risks, and employment risks.

•	Technology Risk Committee (TRC)—the TRC provides oversight to ensure that all information security objectives and requirements are met and that policies, programs and plans are implemented.

•	Data Governance Committee (DGC)—the DGC is responsible for setting a vision for a clearly defined data governance framework for the Company.
Credit Risk Management
We are exposed to credit risk in the following areas:

•	We hold credit risk exposure in our legacy loan portfolio.

•
We offer securities-based lending products and margin loans to our customers which leads to the risk of credit losses in the event a customer's assets decline due to adverse market conditions, leaving the account with an unsecured debit that the customer is not able or willing to cover.

•
We engage in financial transactions with counterparties, which expose us to counterparty credit losses or collateral losses in the event a counterparty cannot meet its obligations. These financial transactions include our invested cash, securities lending, repurchase and reverse repurchase agreements, and derivatives portfolios, as well as the settlement of trades.

•
We have recently expanded our enterprise RAS and updated our investment policies to permit investments in high-credit quality non-agency securities that include asset-backed securities. We may be exposed to a higher level of credit risk in the future as we purchase such investments.

•
There is a risk of deterioration in market value of the Company’s Real Estate Owned (REO) portfolio, in the event of declining property values. Such deterioration will likely coincide with an increase in REO balances driven by incremental defaults in the Company's mortgage and home equity portfolios.

Credit risk is monitored by the Credit Committee. The Credit Committee's objective is to evaluate current and expected credit performance of our loans, investments, borrowers and counterparties relative to market conditions and the probable impact on our financial performance. It establishes credit risk guidelines in accordance with our strategic objectives and existing policies, and reviews investment and lending activities with credit risk to ensure consistency with those established guidelines. These reviews involve an analysis of portfolio balances, delinquencies, losses, recoveries, default management and collateral liquidation performance, as well as any credit risk mitigation efforts relating to the portfolios. In addition, the Credit Committee reviews and approves credit related counterparties engaged in financial transactions with us. The Credit Committee is responsible for corporate governance and oversight with regard to margin risk. The Credit Committee identifies, monitors and mitigates where necessary market, operational and credit risks related to our margin lending activities.
Loss Mitigation on the Loan Portfolio
Our credit risk team manages the mitigation of credit risk within the loan portfolio. We continue to have loan modification programs that were established to minimize potential losses in the mortgage portfolios by targeting borrowers experiencing financial difficulties. During the years ended December 31, 2018 and 2017, these programs were utilized to modify $15 million and $19 million, respectively, of one- to four-family loans, and $5 million and $15 million, respectively, of home equity loans. These modifications were classified as TDRs. We also process minor modifications on certain loans in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At December 31, 2018 and 2017, we had $7 million and $10 million, respectively, of mortgage loans with minor modifications that were not considered TDRs. We currently do not have any active loan modification programs for consumer loans.

E*TRADE 2018 10-K | Page 59

Currently, our entire mortgage loan portfolio is serviced by third parties. To reduce vendor, operational and regulatory risks, we have assessed our servicing relationships and, where appropriate, consolidated providers or transferred certain mortgage loans to servicers that specialize in managing troubled assets. At December 31, 2018, $1.3 billion gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
Liquidity Risk Management
Liquidity risk is monitored by the ALCO, the ERMC and the ROC. We have in place a comprehensive set of liquidity and funding policies as well as contingency funding plans that are intended to maintain our flexibility to address liquidity events specific to us or the market in general. See MD&A—Liquidity and Capital Resources for additional information.
Market Risk Management
Market risk is monitored by the Credit Committee, the ALCO, the ERMC and the ROC. The ALCO monitors current and expected market conditions and their probable impact on the Company and provides oversight for interest rate risk. Risks associated with the margin portfolio are reviewed monthly by the Credit Committee. See Part II. Item 7A. Quantitative and Qualitative Disclosures about Market Risk for additional information about our market risks.
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
Information Technology Risk Management
IT risk is reviewed, challenged and monitored by the TRC, the ORCC, the ERMC and the ROC. The Company faces a wide variety of IT risks, including but not limited to:

•
Cyber and Information Security Risk, which is the potential for misuse, disclosure, loss of, or damage to Company information (including customer data) and information systems that may adversely impact the confidentiality, integrity, and/or availability of the Company’s information resources

•
Data processing risk, which is the risk of system, communication, application errors or failures, or erroneously executed data extraction, transfer, and load processes that result in data corruption or data loss

•	Disaster recovery risk, which is the risk of an incident and lack of planning for incidents that result in unplanned system outages, unavailability, or delay in business continuity

E*TRADE 2018 10-K | Page 60

•	Change management risk caused by undetected errors or vulnerabilities as a result of a planned or unplanned change to information systems or data that result in ineffective information systems

•	IT operations risk which are issues with network, database, application, or infrastructure systems that result in loss of revenue or productivity
Data Risk
Data risk is reviewed, challenged and monitored by the DGC, the ERMC, and the ROC. These risks include, but are not limited to, risks that:

•	Data values are unacceptable and/or incorrect

•	Records are not uniquely identifiable and represented or not all record identifiers refer back to a master record (e.g. orphan records)

•	Data is not populated for the entirety of the relevant population, data is inconsistent within records, across records and over time, and/or the data is stored and presented in an inconsistent format

•	Data is not up-to-date

•	Data is not available in a timely manner, does not exist or exists but is inaccessible

•	Key internal controls designed to prevent and detect data errors fail
Strategic Risk Management
Strategic risk is reviewed, challenged and monitored by the ERMC and the ROC. These risks include, but are not limited to:

•	An ill-defined strategy

•	Failure to implement the defined strategy

•	Lack of appropriate reaction mechanisms to adapt to changes in the business or regulatory environment
Reputational Risk Management
Reputational risks are reviewed, challenged and monitored by the ERMC and the ROC. Reputational risk can manifest itself in all areas of our business often due to negative publicity associated with other risk types. There is particular reputational risk from many factors including, but not limited to:

•	Business disruption, system failures, security breaches, identity theft, vendor, or other cyber related events

•	Impact of investigations and lawsuits (with or without merit)

•	Publication of regulatory findings

•	Conflicts of interest

•	Unethical behavior of any employee of the Company or members of the Boards of Directors

•	Failure of controls supporting the accuracy of financial reports and disclosures

•	Errors in public communication

E*TRADE 2018 10-K | Page 61

Legal Risk Management
Legal risks are reviewed, challenged and monitored by the ERMC and the ROC. The following areas of legal risk are particularly pertinent:

•	Investigations as a result of alleged or actual business practices, changes in laws or regulatory expectations

•	Threatened or actual lawsuits as a result of business disputes as well as alleged or actual business practices

•	Failure to take appropriate measures to protect assets (for example, intellectual property) owned by the institution that could lead to a loss in franchise value

•
Failure to comply with applicable broker-dealer, securities and banking laws, either domestically or internationally, exposing the Company to disciplinary actions, monetary or other penalties, or restrictions that could significantly harm its business

Regulatory and Compliance Risk Management
Regulatory and Compliance risks are reviewed, challenged and monitored by the ERMC and the ROC. Regulatory and compliance risk exposes the Company to fines, civil money penalties, diminished reputation, reduced franchise value, limited business opportunities and reduced expansion potential. The following areas of regulatory and compliance risk are particularly pertinent:

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

•
Failure to comply with regulations, either domestically or internationally, could subject us to disciplinary actions, monetary or other penalties or restrictions that could significantly harm our business.

CONCENTRATIONS OF CREDIT RISK
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. Our mortgage loan portfolio represents our most significant credit risk exposure.
One- to Four-Family Interest-Only Loans
One- to four-family loans include loans with a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At December 31, 2018, nearly 100% of these loans were amortizing.

E*TRADE 2018 10-K | Page 62

Home Equity Loans
The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. Approximately 9% of the home equity loan portfolio was in the first lien position and we held both the first and second lien positions in less than 1% of the home equity loan portfolio at December 31, 2018. The home equity loan portfolio consists of approximately 17% of HEILs and approximately 83% of HELOCs at December 31, 2018. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest-only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At December 31, 2018, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.
Securities
We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the US government or its agencies to have low credit risk as the long-term debt rating of the US government is AA+ by S&P and Aaa by Moody’s at December 31, 2018. The amortized cost of these securities accounted for over 99% of our total securities portfolio at December 31, 2018. We review the remaining debt securities that were not backed by the US government or its agencies according to their credit ratings from S&P and Moody’s where available. At December 31, 2018, all municipal bonds in our securities portfolio were rated investment grade (defined as a rating equivalent to a Moody’s rating of "Baa3" or higher, or an S&P rating of “BBB-“ or higher).
We have recently expanded our enterprise RAS and updated our investment policies to permit investments in high-credit quality non-agency securities that include asset-backed securities. The categories of non-agency securities currently under consideration include asset-backed securities collateralized by credit cards or automobile loans, as well as commercial mortgage-backed securities. While these investments would represent senior classes in the securitization exposures, we may be exposed to a higher level of credit risk in the future as we purchase such investments.

E*TRADE 2018 10-K | Page 63

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
Allowance for Loan Losses
The allowance for loan losses is management's estimate of probable losses inherent in the loan portfolio as of the balance sheet date. In determining the adequacy of the allowance, we perform ongoing evaluations of the loan portfolio and loss assumptions. For loans that are not TDRs, we establish a general allowance and evaluate the adequacy of the allowance for loan losses by loan portfolio segment. For modified loans accounted for as TDRs that are valued using the discounted cash flow model, we establish a specific allowance by estimating losses, including economic concessions to borrowers, over the estimated remaining life of these loans. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 7—Loans Receivable, Net for additional information on the allowance methodology and the quantitative and qualitative factors considered in determination of the allowance for loan losses.
Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. We recognized a benefit to provision for loan losses of $86 million for the year ended December 31, 2018. The benefit recognized reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs that were not included in our loss estimates. These benefits also reflected enhancements to our allowance for loan loss modeling approach during the periods presented. For example, approximately $70 million of benefit was recognized resulting from default assumptions revised during the second quarter of 2017 based on the sustained outperformance of converted mortgage loans that were previously interest-only and had been amortizing for 12 months or longer. No such enhancements were made during the year ended December 31, 2018.
It is difficult to estimate how potential changes in the quantitative and qualitative factors might impact the allowance for loan losses. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. In addition, the timing and magnitude of recoveries, including recoveries of previous charge-offs that were not included in our loss estimates, could also impact our results from operations. Our underlying assumptions and judgments could prove to be inaccurate, which could materially impact our regulatory capital position and results of operations in future periods.
Valuation and Impairment of Goodwill and Acquired Intangible Assets
Goodwill is recognized as a result of business combinations and represents the excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets acquired. Goodwill and other intangible assets are evaluated for impairment on an annual basis as of November 30 and in interim periods when events or changes indicate the carrying value may not be recoverable, such as a significant

E*TRADE 2018 10-K | Page 64

deterioration in the operating environment. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 10—Goodwill and Other Intangibles, Net for additional information on the valuation and impairment policies governing goodwill and acquired intangible assets.
The valuation of goodwill and acquired intangible assets requires significant judgment and estimates by management. For example, the valuation of certain finite lived intangible assets acquired in the Capital One and TCA transactions were performed using the multi-period excess earnings method, a discounted cash flow method, which required management estimates of future earnings and cash flows. The useful life of the finite lived intangible assets was determined based on management's estimate of the period over which those intangible assets are expected to provide economic benefit to the Company. Management also applies judgment in conducting impairment testing for goodwill and finite lived intangible assets, including estimates of fair value based on the income or market approach and estimates required to determine the useful lives of finite lived intangible assets.
If our estimates of fair value change due to future events differing significantly from the forecasts used to determine fair value, changes in our business or other factors, the Company may recognize an impairment of goodwill or acquired intangible assets, which could have a material adverse effect on our financial condition and results of operations. If the Company's publicly traded equity were to experience a significant decrease in market capitalization, goodwill would be tested for impairment. Intangible assets with finite lives are amortized over their estimated useful lives therefore changes in the estimated useful lives could result in the recognition of an impairment or a change in the remaining life of these assets.
Income Taxes
In preparing the consolidated financial statements, we calculate income tax expense (benefit) based on our interpretation of the tax laws in the various jurisdictions where we conduct business. This requires us to estimate current tax obligations and the realizability of uncertain positions to assess temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities, which result in deferred tax assets and liabilities. We must also assess the likelihood that the deferred tax assets will be realized and recognize valuation allowances based on our estimates of the amount that is not realizable. In estimating accrued taxes, we assess the relative metrics and risks of the appropriate tax treatment considering statutory, judicial and regulatory guidance in the context of the tax position. Because of the complexity of tax laws and regulations, interpretation can be difficult and subject to legal judgment given specific facts and circumstances.
Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impacts the relative merits and risks of the tax positions. These changes, when they occur, affect accrued taxes and can be significant to the Company's results of operations. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 15—Income Taxes for additional information about the Company's income taxes.

E*TRADE 2018 10-K | Page 65

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
The following table outlines the information required by the "SEC’s Industry Guide 3, Statistical Disclosure by Bank Holding Companies."

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	39
Net Interest Income—Volumes and Rates Analysis	67
Investment Portfolio
Investment Portfolio—Book Value and Fair Value	68
Investment Portfolio Maturity	69
Loan Portfolio
Loans by Type	69
Loan Maturities	70
Loan Sensitivities	70
Risk Elements
Nonaccrual, Past Due and Restructured Loans	70
Past Due Interest	70
Policy for Nonaccrual	93
Potential Problem Loans	126
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	71
Allocation of the Allowance for Loan Losses	71
Deposits
Average Balance and Average Rates Paid	39
Time Deposit Maturities	57
Return on Equity and Assets	40
Short-Term Borrowings	71

E*TRADE 2018 10-K | Page 66

Interest Rates and Interest Differential
Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates (rate). The following table shows the effect that these factors had on the interest earned on our interest-earning assets and the interest incurred on our interest-bearing liabilities. The effect of rate changes is calculated by multiplying the change in average yield/cost by the current year’s average daily balance, with the remaining change applied to volume (dollars in millions):

	2018 Compared to 2017 Increase (Decrease) Due To			2017 Compared to 2016 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and equivalents	$(3)	$5	$2	$(3)	$5	$2
Cash segregated under federal or other regulation	(5)	8	3	(1)	7	6
Investment securities	145	134	279	256	15	271
Margin receivables	113	58	171	42	29	71
Loans(1)	(38)	9	(29)	(51)	17	(34)
Broker-related receivables and other	(1)	12	11	1	1	2
Subtotal interest-earning assets	211	226	437	244	74	318
Other interest revenue(2)			1			20
Total interest-earning assets	211	226	438	244	74	338

Interest-bearing liabilities:
Deposits	—	47	47	1	—	1
Customer payables	1	16	17	1	(1)	—
Broker-related payables and other	—	10	10	—	—	—
Other borrowings	3	—	3	11	(7)	4
Corporate debt	10	(12)	(2)	—	(6)	(6)
Subtotal interest-bearing liabilities	14	61	75	13	(14)	(1)
Other interest expense(3)			2			2
Total interest-bearing liabilities	14	61	77	13	(14)	1
Change in net interest income	$197	$165	$361	$231	$88	$337

(1)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)	Represents interest income on securities loaned.

(3)	Represents interest expense on securities borrowed.
Securities
Our investment portfolio includes a mortgage-backed securities portfolio and other debt securities that are classified into the following categories: available-for-sale or held-to-maturity.
Our mortgage-backed securities portfolio is primarily composed of:

•	Fannie Mae participation certificates, guaranteed by Fannie Mae

•	Freddie Mac participation certificates, guaranteed by Freddie Mac

E*TRADE 2018 10-K | Page 67

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
The following table presents the amortized cost and fair value of securities that we held and classified as available-for-sale or held-to-maturity (dollars in millions):

	December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:(1)
Debt securities:
Agency mortgage-backed securities	$22,140	$22,162	$19,395	$19,195	$12,946	$12,634
Agency debentures	833	839	939	966	791	788
US Treasuries	—	—	452	458	452	407
Agency debt securities	140	139	34	33	25	24
Municipal bonds	12	12	20	20	32	32
Other	1	1	—	—	—	—
Total debt securities	23,126	23,153	20,840	20,672	14,246	13,885
Publicly traded equity securities(2)	—	—	7	7	7	7
Total available-for-sale securities	$23,126	$23,153	$20,847	$20,679	$14,253	$13,892
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$18,085	$17,748	$20,502	$20,404	$12,868	$12,839
Agency debentures	1,824	1,808	710	708	29	29
Agency debt securities	1,975	1,935	2,615	2,595	2,854	2,848
Other	—	—	12	12	—	—
Total held-to-maturity securities	$21,884	$21,491	$23,839	$23,719	$15,751	$15,716

(1)
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million were transferred from held-to-maturity securities to available-for-sale securities during the year ended December 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. Securities with a fair value of $1.2 billion and $492 million were transferred from available-for-sale securities to held-to-maturity securities during the years ended December 31, 2018 and 2016, respectively, pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity.

(2)
Consists of investments in a mutual fund related to the CRA. At December 31, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance related to the classification and measurement of financial instruments. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

E*TRADE 2018 10-K | Page 68

The following table presents the scheduled maturities, carrying values and current yields for the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2018 (dollars in millions):

	Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Available-for-sale debt securities:
Agency mortgage-backed securities	$3	2.97%	$832	2.59%	$9,148	3.49%	$12,157	3.08%	$22,140	3.23%
Agency debentures	—	—%	30	3.11%	519	3.25%	284	3.70%	833	3.40%
Agency debt securities	—	—%	2	3.25%	39	2.61%	99	3.11%	140	2.97%
Municipal bonds	—	—%	—	—%	—	—%	12	3.32%	12	3.32%
Other	1	2.36%	—	2.71%	—	—%	—	—%	1	2.50%
Total available-for-sale debt securities	$4		$864		$9,706		$12,552		$23,126
Held-to-maturity debt securities:
Agency mortgage-backed securities	$48	2.51%	$1,369	2.69%	$2,994	2.83%	$13,674	3.04%	$18,085	2.98%
Agency debentures	8	1.88%	357	3.16%	1,285	3.27%	174	3.31%	1,824	3.25%
Agency debt securities	—	—%	336	2.61%	836	2.57%	803	2.73%	1,975	2.64%
Total held-to-maturity debt securities	$56		$2,062		$5,115		$14,651		$21,884
Lending Activities
The following table presents the balance and associated percentage of each major loan category (dollars in millions):

	December 31,
	2018		2017		2016		2015		2014
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$1,071	50%	$1,432	53%	$1,950	52%	$2,488	50%	$3,060	48%
Home equity	836	39	1,097	40	1,556	41	2,114	43	2,834	45
Consumer	118	6	176	7	250	7	341	7	455	7
Securities-based lending	107	5	12	—	—	—	—	—	—	—
Total loans receivable	2,132	100%	2,717	100%	3,756	100%	4,943	100%	6,349	100%
Adjustments:
Unamortized premiums, net	8		11		16		23		34
Allowance for loan losses	(37)		(74)		(221)		(353)		(404)
Total adjustments	(29)		(63)		(205)		(330)		(370)
Loans receivable, net	$2,103		$2,654		$3,551		$4,613		$5,979

E*TRADE 2018 10-K | Page 69

The following table presents the contractual maturities of the loan portfolio at December 31, 2018, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in millions):

	Due in(1)
	< 1 Year	1-5 Years	>5 Years	Total
One- to four-family	$33	$169	$869	$1,071
Home equity	43	226	567	836
Consumer	19	95	4	118
Securities-based lending(2)	107	—	—	107
Total loans receivable	$202	$490	$1,440	$2,132

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.

(2)	Securities-based lending is reflected in the less than one year category as these loans have no contractual maturity.
The following table presents the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2018 (dollars in millions):

	Interest Rate Type
	Fixed	Adjustable	Total
One- to four-family	$159	$879	$1,038
Home equity	127	666	793
Consumer	99	—	99
Total loans receivable	$385	$1,545	$1,930
Nonperforming Assets
We classify loans as nonperforming when they are no longer accruing interest, which includes loans that are 90 days and greater past due, TDRs that are on nonaccrual status for all classes of loans (including loans in bankruptcy) and certain junior liens that have a delinquent senior lien. The following table presents comparative data for nonperforming loans and assets for the past five years (dollars in millions):

	December 31,
	2018	2017	2016	2015	2014
One- to four-family	$139	$192	$215	$263	$294
Home equity	71	98	136	154	165
Consumer	—	—	1	1	1
Total nonperforming loans receivable	210	290	352	418	460
Real estate owned and other repossessed assets, net	13	27	36	29	38
Total nonperforming assets, net	$223	$317	$388	$447	$498
During the year ended December 31, 2018, we recognized $12 million of interest income on loans that were nonperforming at December 31, 2018. If our nonperforming loans at December 31, 2018 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $19 million for the year ended December 31, 2018. At December 31, 2018 there were no commitments to lend additional funds to any of these borrowers.

E*TRADE 2018 10-K | Page 70

The following table presents an analysis of net charge-offs for the past five years (dollars in millions):

	Year Ended December 31,
	2018	2017	2016	2015	2014
Allowance for loan losses, beginning of period	$74	$221	$353	$404	$453
Provision (benefit) for loan losses	(86)	(168)	(149)	(40)	36
Charge-offs:
One- to four-family(1)	—	—	(1)	(2)	(44)
Home equity(1)	—	(7)	(17)	(31)	(65)
Consumer	(4)	(6)	(7)	(11)	(17)
Total charge-offs	(4)	(13)	(25)	(44)	(126)
Recoveries:(2)
One- to four-family	7	8	8	—	11
Home equity	43	23	29	26	24
Consumer	3	3	5	7	6
Total recoveries	53	34	42	33	41
Net (charge-offs) recoveries(2)	49	21	17	(11)	(85)
Allowance for loan losses, end of period	$37	$74	$221	$353	$404
Net charge-offs (recoveries) to average loans receivable outstanding	(0.2)%	(0.7)%	(0.4)%	0.2%	1.2%

(1)
Includes benefits resulting from recoveries of partial charge-offs due to principal paydowns or payoffs for the periods presented. The benefits included in the charge-offs line item exceeded other charge-offs for both one-to-four family and home equity loan portfolios during the year ended 2018 and for the one-to-four family loan portfolio during the year ended 2017.

(2)	Recoveries include the impact of mortgage originator settlements and sale of previously charged-off loans. For additional information refer to Note 7—Loans Receivable, Net.
The following table presents the allocation of the allowance for loans losses by loan category for the past five years (dollars in millions):

	December 31,
	2018		2017		2016		2015		2014
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One-to four family	$9	50%	$24	53%	$45	52%	$40	50%	$27	48%
Home equity	26	39	46	40	171	41	307	43	367	45
Consumer	2	6	4	7	5	7	6	7	10	7
Securities-based lending	—	5	—	—	—	—	—	—	—	—
Total allowance for loan losses(2)	$37	100%	$74	100%	$221	100%	$353	100%	$404	100%

(1)	Represents percentage of loans receivable in the category to total loans receivable, excluding premiums (discounts).

(2)	Securities-based lending was launched in 2017. These loans were fully collateralized by cash and securities with fair values in excess of borrowings at both December 31, 2018 and 2017, respectively.
Borrowings
Deposits represent our most significant and stable source of funding. In addition, we have utilized wholesale funding sources such as FHLB advances and repurchase agreements.

E*TRADE 2018 10-K | Page 71

We are a member of, and own capital stock in, the FHLB system. The FHLB provides us with reserve credit capacity and authorizes us to apply for advances based on the security of pledged mortgage loans and other assets—principally agency-backed securities—provided we meet certain creditworthiness standards.
We are also able to raise funds by entering into agreements to repurchase the same or similar securities. The counterparties to these agreements hold the securities in custody. We account for repurchase agreements as borrowings and secure them with designated fixed- and variable-rate debt securities. We may also participate in the Federal Reserve Bank of Richmond’s term investment option and treasury, tax and loan borrowing programs. We may use the proceeds from these transactions to meet our cash flow or asset/liability matching needs.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2018, 93% of our total assets were interest-earning assets and we had no securities classified as trading.
At December 31, 2018, 65% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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

E*TRADE 2018 10-K | Page 72

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
The following table presents the sensitivity of EVE and EAR at the consolidated E*TRADE Financial level (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	December 31,				December 31,
	2018		2017		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$148	1.8%	$(172)	(2.1)%	$187	9.2%	$197	11.5%
+100	$198	2.4%	$(23)	(0.3)%	$101	5.0%	$113	6.6%
+50	$146	1.8%	$94	1.1%	$53	2.6%	$79	4.7%
-50	$(273)	(3.4)%	$(225)	(2.7)%	$(88)	(4.3)%	$(102)	(6.0)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk positions. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our position. For example, a 100 basis points increase in

E*TRADE 2018 10-K | Page 73

rates may not result in a change in value as indicated above. We compare the instantaneous parallel interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At December 31, 2018, the EVE and EAR percentage changes were within our Board limits.
Market Risk
Equity Securities Risk
We are indirectly exposed to equity securities risk in connection with securities collateralizing margin receivables and amounts borrowed under our E*TRADE Line of Credit product, as well as risk related to our securities lending and borrowing activities. We manage risk on margin and line of credit lending by requiring customers to maintain collateral in compliance with internal and, as applicable, regulatory guidelines. We monitor required margin levels daily and require our customers to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor customer accounts to detect excessive concentration, large orders or positions, and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation.
Non-Agency Debt Securities Risk
We have recently expanded our enterprise RAS and updated our investment policies to permit investments in high-credit quality non-agency securities that include asset-backed securities. While these investments would represent senior classes in the securitization exposures, we may be exposed to a higher level of credit risk in the future as we purchase such investments.

E*TRADE 2018 10-K | Page 74

KEY TERMS
Active trader—Customers that execute 30 or more trades per quarter.
Adjusted operating margin—Adjusted operating margin is calculated by dividing adjusted income before income tax expense by total net revenue. Adjusted income before income tax expense, a non-GAAP measure, excludes provision (benefit) for loan losses and losses on early extinguishment of debt.
Adjusted return on common equity—A non-GAAP measure calculated by dividing adjusted net income available to common shareholders, a non-GAAP measure which excludes the provision (benefit) for loan losses and losses on early extinguishment of debt, by average common shareholders' equity, which excludes preferred stock.
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
Capital return percentage to shareholders— Represents the amount of earnings returned to shareholders through share repurchases and common stock dividends as a percentage of net income available to common shareholders.
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
CRA—Community Reinvestment Act.

E*TRADE 2018 10-K | Page 75

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

E*TRADE 2018 10-K | Page 76

Interest-earning assets—Assets such as available-for-sale securities, held-to-maturity securities, margin receivables, loans, securities borrowed balances and segregated cash that earn interest for the Company.
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
LLC—Limited liability company.
LTV—Loan-to-value ratio.
Managed Portfolios—Consist of the following professionally managed portfolios: Core Portfolios, Blend Portfolios, Dedicated Portfolios and Fixed Income Portfolios.
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

E*TRADE 2018 10-K | Page 77

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

E*TRADE 2018 10-K | Page 78

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E*TRADE 2018 10-K | Page 79

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.
E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding the Company’s internal control over financial reporting, which appears on page 81.

E*TRADE 2018 10-K | Page 80

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
E*TRADE Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 20, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

McLean, Virginia
February 20, 2019

E*TRADE 2018 10-K | Page 81

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
E*TRADE Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

McLean, Virginia
February 20, 2019
We have served as the Company’s auditor since 1994.

E*TRADE 2018 10-K | Page 82

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Interest income	$2,009	$1,571	$1,233
Interest expense	(163)	(86)	(85)
Net interest income	1,846	1,485	1,148
Commissions	498	441	442
Fees and service charges	431	369	268
Gains on securities and other, net	53	28	42
Other revenue	45	43	41
Total non-interest income	1,027	881	793
Total net revenue	2,873	2,366	1,941
Provision (benefit) for loan losses	(86)	(168)	(149)
Non-interest expense:
Compensation and benefits	621	546	501
Advertising and market development	200	166	131
Clearing and servicing	126	124	105
Professional services	96	99	97
Occupancy and equipment	124	116	98
Communications	116	121	87
Depreciation and amortization	92	82	79
FDIC insurance premiums	30	31	25
Amortization of other intangibles	48	36	23
Restructuring and acquisition-related activities	7	15	35
Losses on early extinguishment of debt	4	58	—
Other non-interest expenses	77	76	71
Total non-interest expense	1,541	1,470	1,252
Income before income tax expense	1,418	1,064	838
Income tax expense	366	450	286
Net income	$1,052	$614	$552
Preferred stock dividends	36	25	—
Net income available to common shareholders	$1,016	$589	$552
Basic earnings per common share	$3.90	$2.16	$1.99
Diluted earnings per common share	$3.88	$2.15	$1.98
Weighted average common shares outstanding:
Basic (in thousands)	260,600	273,190	277,789
Diluted (in thousands)	261,669	274,352	279,048
Dividends declared per common share	$0.14	$—	$—

See accompanying notes to the consolidated financial statements

E*TRADE 2018 10-K | Page 83

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016
Net income	$1,052	$614	$552
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Unrealized gains (losses), net	(203)	137	(5)
Reclassification into earnings, net	(31)	(24)	(33)
Transfer of held-to-maturity securities to available-for-sale securities(1)	6	—	—
Net change from available-for-sale securities	(228)	113	(38)
Reclassification of foreign currency translation into earnings, net	—	(2)	—
Other comprehensive income (loss)	(228)	111	(38)
Comprehensive income	$824	$725	$514

(1)
During the year ended December 31, 2018, securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million, or $6 million net of tax, were transferred from held-to-maturity securities to available-for-sale securities as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

See accompanying notes to the consolidated financial statements

E*TRADE 2018 10-K | Page 84

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEET
(In millions, except share data)

	December 31,
	2018	2017
ASSETS
Cash and equivalents	$2,333	$931
Cash segregated under federal or other regulations	1,011	872
Available-for-sale securities	23,153	20,679
Held-to-maturity securities (fair value of $21,491 and $23,719 at December 31, 2018 and 2017, respectively)	21,884	23,839
Margin receivables	9,560	9,071
Loans receivable, net (net of allowance for loan losses of $37 and $74 at December 31, 2018 and 2017, respectively)	2,103	2,654
Receivables from brokers, dealers and clearing organizations	760	1,178
Property and equipment, net	281	253
Goodwill	2,485	2,370
Other intangibles, net	491	284
Other assets	942	1,234
Total assets	$65,003	$63,365
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$45,313	$42,742
Customer payables	10,117	9,449
Payables to brokers, dealers and clearing organizations	948	1,542
Other borrowings	—	910
Corporate debt	1,409	991
Other liabilities	654	800
Total liabilities	58,441	56,434
Commitments and contingencies (see Note 21)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 403,000 shares issued and outstanding at both December 31, 2018 and 2017, respectively; aggregate liquidation preference of $700 at both December 31, 2018 and 2017, respectively	689	689
Common stock, $0.01 par value, 400,000,000 shares authorized, 246,495,174 and 266,827,881 shares issued and outstanding at December 31, 2018 and 2017, respectively	2	3
Additional paid-in-capital	5,462	6,582
Retained earnings (accumulated deficit)	684	(317)
Accumulated other comprehensive loss	(275)	(26)
Total shareholders’ equity	6,562	6,931
Total liabilities and shareholders’ equity	$65,003	$63,365
See accompanying notes to the consolidated financial statements

E*TRADE 2018 10-K | Page 85

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)

				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance, December 31, 2015	$—	291	$3	$7,356	$(1,461)	$(99)	$5,799
Net income	—	—	—	—	552	—	552
Other comprehensive loss	—	—	—	—	—	(38)	(38)
Issuance of preferred stock - Series A	394	—	—	—	—	—	394
Repurchases of common stock	—	(19)	—	(452)	—	—	(452)
Share-based compensation	—	—	—	30	—	—	30
Other common stock activity	—	2	—	(13)	—	—	(13)
Balance at December 31, 2016	$394	274	$3	$6,921	$(909)	$(137)	$6,272
Cumulative effect of accounting change	—	—	—	—	3	—	3
Net income	—	—	—	—	614	—	614
Other comprehensive income	—	—	—	—	—	111	111
Issuance of preferred stock - Series B	295	—	—	—	—	—	295
Preferred stock dividends	—	—	—	—	(25)	—	(25)
Repurchases of common stock	—	(9)	—	(362)	—	—	(362)
Share-based compensation	—	—	—	41	—	—	41
Other common stock activity	—	2	—	(18)	—	—	(18)
Balance at December 31, 2017	$689	267	$3	$6,582	$(317)	$(26)	$6,931
Cumulative effect of hedge accounting adoption	—	—	—	—	7	(7)	—
Reclassification of tax effects due to federal tax reform	—	—	—	—	14	(14)	—
Net income	—	—	—	—	1,052	—	1,052
Other comprehensive loss	—	—	—	—	—	(228)	(228)
Common stock dividends	—	—	—	—	(36)	—	(36)
Preferred stock dividends	—	—	—	—	(36)	—	(36)
Repurchases of common stock	—	(22)	(1)	(1,139)	—	—	(1,140)
Share-based compensation	—	—	—	46	—	—	46
Other common stock activity	—	1	—	(27)	—	—	(27)
Balance at December 31, 2018	$689	246	$2	$5,462	$684	$(275)	$6,562
See accompanying notes to the consolidated financial statements

E*TRADE 2018 10-K | Page 86

E*TRADE FINANCIAL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$1,052	$614	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(86)	(168)	(149)
Depreciation and amortization (including amortization and accretion on investment securities)	244	262	239
Gains on securities and other, net	(53)	(28)	(42)
Losses on early extinguishment of debt	4	58	—
Share-based compensation	46	41	30
Deferred tax expense	339	450	275
Other	18	(7)	(5)
Net effect of changes in assets and liabilities:
Decrease (increase) in receivables from brokers, dealers and clearing organizations	418	(134)	(528)
(Increase) decrease in margin receivables	(489)	(2,340)	667
Decrease (increase) in other assets	159	(49)	(3)
(Decrease) increase in payables to brokers, dealers and clearing organizations	(594)	559	(593)
Increase in customer payables	668	1,290	1,615
(Decrease) increase in other liabilities	(40)	34	(14)
Net cash provided by operating activities	1,686	582	2,044
Cash flows from investing activities:
Purchases of available-for-sale securities	(8,386)	(9,819)	(6,705)
Proceeds from sales of available-for-sale securities	7,423	1,645	3,194
Proceeds from maturities of and principal payments on available-for-sale securities	1,944	1,588	1,540
Purchases of held-to-maturity securities	(4,163)	(10,519)	(4,389)
Proceeds from maturities of and principal payments on held-to-maturity securities	2,395	2,556	2,068
Proceeds from sales of loans	30	40	—
Decrease in loans receivable	609	983	1,176
Capital expenditures for property and equipment	(112)	(102)	(75)
Proceeds from sale of real estate owned and repossessed assets	24	29	20
Acquisitions, net of cash acquired	(150)	—	(723)
Net cash flow from derivative contracts	221	66	(109)
Other	(25)	(43)	4
Net cash used in investing activities	(190)	(13,576)	(3,999)

E*TRADE 2018 10-K | Page 87

E*TRADE FINANCIAL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Increase in deposits	$1,781	$11,060	$2,237
Common stock dividends	(36)	—	—
Preferred stock dividends	(36)	(25)	—
Net decrease in securities sold under agreements to repurchase	—	—	(82)
Net (decrease) increase in advances from FHLB	(500)	500	—
Proceeds from issuance of senior notes	420	999	—
Payments on senior notes	—	(1,049)	—
Payments on trust preferred securities	(413)	—	—
Proceeds from issuance of preferred stock	—	300	400
Repurchases of common stock	(1,139)	(362)	(452)
Other	(32)	(36)	(28)
Net cash provided by financing activities	45	11,387	2,075
Increase (decrease) in cash, cash equivalents and segregated cash	1,541	(1,607)	120
Cash, cash equivalents and segregated cash, beginning of period	1,803	3,410	3,290
Cash, cash equivalents and segregated cash, end of period	$3,344	$1,803	$3,410

Cash and equivalents, end of period	$2,333	$931	$1,950
Segregated cash, end of period	1,011	872	1,460
Cash, cash equivalents and segregated cash, end of period	$3,344	$1,803	$3,410

Supplemental disclosures:
Cash paid for interest	$157	$126	$77
Cash paid for income taxes, net of refunds	$11	$8	$6
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$—	$57	$—
Transfers from loans to other real estate owned and repossessed assets	$15	$27	$34
Conversion of convertible debentures to common stock	$—	$3	$5
Transfer of available-for-sale securities to held-to-maturity securities	$1,161	$—	$492
Transfer of held-to-maturity securities to available-for-sale securities	$4,672	$—	$—

See accompanying notes to the consolidated financial statements

E*TRADE 2018 10-K | Page 88

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services for traders, investors, stock plan administrators and participants, and RIAs. The Company also provides investor-focused banking products, primarily sweep deposits, to customers. The Company's most significant, wholly-owned subsidiaries are described below:

•	E*TRADE Securities is a registered broker-dealer that clears and settles customer transactions

•	E*TRADE Bank is a federally chartered savings bank that provides FDIC insurance on certain qualifying amounts of customer deposits and provides other banking and cash management capabilities

•
E*TRADE Savings Bank, a subsidiary of E*TRADE Bank, is a federally chartered savings bank that provides FDIC insurance on certain qualifying amounts of customer deposits and provides custody solutions for RIAs

•	E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans to our corporate clients

•	E*TRADE Futures is a registered non-clearing Futures Commission Merchant (FCM) that provides retail futures transaction capabilities for our customers

•	E*TRADE Capital Management is an RIA that provides investment advisory services for our customers
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries as determined under the voting interest model. Entities in which the Company has the ability to exercise significant influence but in which the Company does not possess control are generally accounted for by the equity method. Entities in which the Company does not have the ability to exercise significant influence are generally carried at cost. The Company also evaluates its initial and continuing involvement with certain entities to determine if the Company is required to consolidate the entities under the variable interest entity (VIE) model. This evaluation is based on a qualitative assessment of whether the Company is the primary beneficiary of a VIE, which requires the Company to possess both: 1) the power to direct the activities that most significantly impact the economic performance of the VIE; and 2) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. There are no investments in which the Company represents the primary beneficiary of a VIE; therefore, there are no consolidated VIEs included for all periods presented.
The Company's consolidated financial statements are prepared in accordance with GAAP. Intercompany accounts and transactions are eliminated in consolidation. These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position, results of operations and cash flows for the periods presented.

E*TRADE 2018 10-K | Page 89

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning January 1, 2018, the Company updated the presentation of the consolidated financial statements as follows:

•
On the consolidated statement of income, fair value hedging adjustments, previously referred to as hedge ineffectiveness, are included within net interest income as a result of the adoption of new accounting guidance. Prior period amounts have not been reclassified to current period presentation and continue to be reflected within gains on securities and other, net. Fair value hedging adjustments were losses of $19 million, $14 million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

•
On the consolidated balance sheet, deferred tax assets, net has been reclassified to other assets. The prior period has been reclassified to conform to the current period presentation. Deferred tax assets of $63 million and $251 million were reclassified at December 31, 2018 and 2017, respectively.

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

Use of Estimates
Preparing the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are critical because they are based on estimates and assumptions that require complex and subjective judgments by management including the allowance for loan losses, valuation and impairment of goodwill and acquired intangible assets and income taxes. Management also makes estimates in recognizing accrued operating expenses and other liabilities. These liabilities are impacted by estimates for litigation and regulatory matters as well as estimates related to general operating expenses, such as incentive compensation and market data usage within communications expense. Management estimates reflect the liabilities deemed probable at the balance sheet date as determined as part of the Company's ongoing evaluations based on available information.
Summary of Significant Accounting Policies
Cash and Equivalents
The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not segregated under federal or other regulations to be cash and equivalents. Cash and equivalents included $1.8 billion and $490 million at December 31, 2018 and 2017, respectively, of overnight cash deposits, a portion of which the Company is required to maintain with the Federal Reserve Bank.
Cash Segregated Under Federal or Other Regulations
Certain cash balances that are segregated for the exclusive benefit of the Company’s brokerage and futures customers are included in the cash segregated under federal or other regulations line item.

E*TRADE 2018 10-K | Page 90

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities
Available-for-Sale Securities
Available-for-sale securities are composed principally of debt securities, primarily residential mortgage-backed securities and agency debt securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, after applicable hedge accounting adjustments, reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt securities are computed using the specific identification method. Interest earned on available-for-sale securities is included in interest income. Amortization or accretion of premiums and discounts on available-for-sale debt securities is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade-date, based on the difference between the anticipated proceeds and the amortized cost of the specific securities sold. Realized gains and losses on available-for-sale debt and equity securities, with the exception of other-than-temporary impairment (OTTI) if applicable, are included in the gains on securities and other, net line item.
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
Other-than-Temporary Impairment
The Company evaluates impaired available-for-sale and held-to-maturity debt securities for OTTI on a quarterly basis. Impaired securities include available-for-sale securities that have an unrealized loss and held-to-maturity securities that have an unrecognized loss. There was no OTTI recognized for the periods presented. The Company considers OTTI for an available-for-sale or held-to-maturity debt security to have occurred if one of the following conditions are met: the Company intends to sell the impaired debt security; it is more likely than not that the Company will be required to sell the impaired debt security before recovery of the security’s amortized cost basis; or the Company does not expect to recover the entire amortized cost basis of the security.
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
If the Company intends to sell an impaired debt security or if it is more likely than not that the Company will be required to sell the impaired debt security before recovery of the security’s amortized cost basis as of the reporting date, the Company will recognize OTTI in earnings equal to the entire difference between the security’s amortized cost basis and the security’s fair value.

E*TRADE 2018 10-K | Page 91

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Margin Receivables
Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own. Securities owned by customers are held as collateral for amounts due on the margin receivables, the value of which is not reflected in the consolidated balance sheet. The Company is permitted to sell or re-pledge securities held as collateral for amounts due on the margin receivables and to use the securities to enter into securities lending transactions, to collateralize borrowings or for delivery to counterparties to cover customer short positions. Revenues earned from the securities lending transactions are included in interest income and expenses incurred are included in interest expense.
Loans Receivable and related Allowance for Loan Losses
Loans Receivable, Net
Loans receivable, net consists of real estate, consumer and securities-based lending loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held-for-investment. Management reviews this assessment at each balance sheet date. Loans held-for-investment are carried at amortized cost adjusted for unamortized premiums or discounts on purchased loans, deferred fees or costs on originated loans, net charge-offs, and the allowance for loan losses. Premiums or discounts on purchased loans and deferred fees or costs on originated loans are recognized in interest income using the effective interest method over the contractual life of the loans and are adjusted for actual prepayments. The Company’s classes of loans are one- to four-family, home equity, consumer and securities-based lending.
Impaired Loans
The Company considers a loan to be impaired when it meets the definition of a TDR. Impaired loans exclude smaller-balance homogeneous loans that have not been modified as TDRs and are collectively evaluated for impairment. Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs.
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

E*TRADE 2018 10-K | Page 92

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

E*TRADE 2018 10-K | Page 93

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
Securities-based lending is collateralized by customers' brokerage holdings, including cash and marketable securities with liquid markets. Credit lines are over-collateralized, and the market value of the collateral is monitored on a daily basis. Committed lines may be reduced or collateral liquidated if the collateral is in danger of falling below specified levels. These collateralization policies and procedures mitigate the risk of potential losses on securities-based lending.
Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. For loans that are not TDRs, the Company establishes a general allowance and evaluates the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity, consumer and securities-based lending. For modified loans accounted for as TDRs that are valued using the discounted cash flow model, a specific allowance is established by forecasting losses, including economic concessions to borrowers, over the estimated remaining life of these loans.
The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including:

•	The composition and quality of the portfolio

•	Delinquency and default levels and trends

•	Charge-off assumptions and loss experience

•	The Company's historical loss mitigation experience

•	The condition of the real estate market and geographic concentrations within the loan portfolio

•	The interest rate climate

•	The overall availability of housing credit

•	General economic conditions, including the impact of weather-related events
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

E*TRADE 2018 10-K | Page 94

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

E*TRADE 2018 10-K | Page 95

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value, then no further testing is necessary; otherwise, the Company must perform a two-step quantitative assessment of goodwill. The Company may elect to bypass the qualitative assessment and proceed directly to performing a two-step quantitative assessment.
For the year ended December 31, 2018, the Company elected to perform a quantitative goodwill impairment assessment as the Company elected to perform a qualitative analysis in 2017. There have been no impairments to the carrying value of the Company's goodwill during the periods presented.
The Company currently does not have any intangible assets with indefinite lives other than goodwill. The Company evaluates intangible assets with finite lives for impairment on an annual basis or when events or changes indicate the carrying value may not be recoverable. The Company also evaluates the remaining useful lives of intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Customer relationship intangibles are amortized on an accelerated basis, while technology is amortized on a straight-line basis.
For additional information on goodwill and other intangibles, net, see Note 10—Goodwill and Other Intangibles, Net.
Other Assets
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
Under the equity method, the Company recognizes its share of the investee’s net income or loss in the gains on securities and other, net line item in the consolidated statement of income. The Company’s other investments include those accounted for using the proportional amortization method, whereby the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the consolidated statement of income as a component of income tax expense.
The Company evaluates its equity and cost method investments for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss in the gains on securities and other, net line item equal to the difference between the expected realizable value and the carrying value of the investment.
The Company is a member of, and owns capital stock in, the FHLB system. As a condition of its membership in the FHLB, the Company is required to maintain a FHLB stock investment which totaled $20

E*TRADE 2018 10-K | Page 96

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and $36 million at December 31, 2018 and 2017, respectively. The Company accounts for its investment in FHLB stock as a cost method investment.
Deposits and Customer Payables
Deposits are primarily composed of sweep deposits held at bank subsidiaries, which represent uninvested cash balances in certain customer brokerage accounts. Customer payables primarily represent credit balances in customer brokerage accounts arising from deposits of funds and sales of securities and other funds pending completion of transactions. Customer payables primarily represent customer cash held by E*TRADE Securities. The Company pays interest on certain deposits and customer payables balances.
Other Borrowings
Other borrowings includes securities sold under agreements to repurchase, FHLB advances, and borrowings from lines of credit.
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
Prior to 2008, E*TRADE Bank's parent company ETB Holdings, Inc. (ETB Holdings) raised capital through the formation of trusts, which sold TRUPs in the capital markets. During the year ended December 31, 2018, the Company fully redeemed all previously outstanding TRUPs. For additional information on other borrowings, see Note 13—Other Borrowings.
Other Liabilities
Other liabilities includes accrued operating expenses and other liabilities. These liabilities are impacted by estimates for litigation and regulatory matters as well as estimates related to general operating expenses, such as incentive compensation and market data usage within communications expense. Management estimates reflect the probable liability as of the balance sheet date. In determining the adequacy of estimated liabilities, the Company performs ongoing evaluations based on available information.
Net Revenue
Net Interest Income
Interest income is recognized as earned through holding interest-earning assets, such as available-for-sale and held-to-maturity securities, margin receivables, loans and cash, and from securities lending transactions. Interest income also includes the impact of the Company’s hedging activities related to interest-earning assets. Interest expense is recognized as incurred through holding interest-bearing liabilities, such as corporate debt, other borrowings, customer payables and deposits, and from securities lending transactions.

E*TRADE 2018 10-K | Page 97

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Interest Income
The Company's significant accounting policies addressing non-interest income reflect the adoption of the new accounting standard, Revenue from Contracts with Customers, and all the related amendments effective January 1, 2018. The Company's adoption did not result in a change to the financial statements for the comparative periods.
The core principle of the Company's policy for recognizing revenue from contracts with customers is to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This core principle is achieved by applying the following steps:

•	Identify the contract with the customer

•	Identify each performance obligation in the contract, which represents a promise in a contract to transfer a distinct good or service to the customer and is the unit of account

•	Determine the transaction price

•	Allocate the transaction price to each distinct performance obligation

•	Recognize revenue when, or as, the performance obligation is satisfied
Judgment is required to determine whether performance obligations are satisfied at a point in time or over time; how to allocate transaction prices where multiple performance obligations are identified; when to recognize revenue based on the appropriate measure of the Company’s progress under the contract; and whether constraints on variable consideration should be applied due to uncertain future events.
Commissions
Commissions are derived from the Company's customers and are impacted by DARTs, average commission per trade and the number of trading days. Commission rates differ by trade type (e.g., equities, derivatives, stock plan and mutual funds) and are also impacted by the active trader pricing tiers. For certain trade types, such as options contracts, the total commission earned varies based on contract volume. Commissions from customer transactions are recognized on a trade-date basis as the performance obligation is satisfied when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.
Fees and Service Charges
The following policies address the most significant components of the Company's fees and service charges revenue based on agreed upon negotiated prices within the contracts:

•
Order Flow Revenue is generated from market centers that accept trade orders from certain customer transactions. Order flow revenue is recognized on a trade-date basis when the Company has satisfied its performance obligation by routing a trade order to the exchange or market maker.

E*TRADE 2018 10-K | Page 98

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Money Market Funds and Sweep Deposits Revenue is driven by fees earned from off-balance sheet customer cash. The fees vary based on the average daily balance and the federal funds rate or LIBOR plus a negotiated spread. Revenue is recognized over time as the performance obligation is satisfied.

•	Advisor Management and Custody Fees vary based on a percentage of average customer assets under management or under custody. Revenue is recognized over time as the services are provided.

•
Mutual Fund Service Fees are asset-based fees received from the funds and vary based on the amount of customer assets invested in each fund. Revenue is recognized over time as the performance obligation to provide shareholder services is satisfied.

Fees and service charges also includes foreign exchange revenue and reorganization fees which are recognized when or as the performance obligations are satisfied.
Other Revenue
Other revenue includes fees from stock plan administration software and services provided to the Company's corporate services clients. These fees are recognized as the performance obligations are satisfied.
Non-Interest Expense
Share-Based Payments
The Company recognizes compensation expense at the grant date fair value of a share-based payment award over the requisite service period less estimated forfeitures. Estimated forfeitures are based on the Company's historical experience and revised as needed based on actual forfeitures. Compensation expense for performance share units is also adjusted based on the Company’s estimated outcome of meeting the performance conditions. Share-based compensation expense is included in the compensation and benefits line item for employees and in the professional services line item for nonemployee members of the board of directors. For additional information on share-based compensation, see Note 18—Share-Based Compensation, Employee Incentive and Retirement Plans.
Advertising and Market Development
Advertising and market development includes production and placement of advertisements as well as customer promotions. Advertising production costs are expensed when the initial advertisement is run.
Income Taxes
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

E*TRADE 2018 10-K | Page 99

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain tax positions are only recognized to the extent it is more likely than not that the uncertain tax position will be sustained upon examination. For uncertain tax positions, a tax benefit is recognized for cases in which it is more than fifty percent likely of being sustained on ultimate settlement. Interest and penalties, if any, related to income tax matters are accrued in the income tax expense line item in the period they are incurred or such changes are enacted. For additional information on income taxes, see Note 15—Income Taxes.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average common shares outstanding for the period. The computation of diluted earnings per share includes the potential impact of additional common share issuances related to unvested share-based payments and other contracts to issue common stock. For additional information, see Note 17—Earnings per Share.
Comprehensive Income
The Company’s comprehensive income includes net income, unrealized gains (losses) on available-for-sale debt securities, excluding the impact of fair value hedging relationships on these securities, and foreign currency translation gains (losses), net of reclassification adjustments and related tax.
Derivative Instruments and Hedging Activities
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets. Each derivative instrument is recorded on the consolidated balance sheet at fair value as a freestanding asset or liability. Cash flows from derivative instruments in hedging relationships are classified in the same category on the consolidated statement of cash flows as the cash flows from the items being hedged. Cash flows related to variation margin payments are classified as operating cash flows.
Accounting for derivatives differs depending on whether a derivative is designated as a hedge based on the applicable accounting guidance and, if designated as a hedge, the type of hedge designation. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. In order to qualify for hedge accounting, the Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. All of the Company's derivative instruments were designated in fair value hedging relationships at December 31, 2018 and December 31, 2017.
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
Beginning January 1, 2018, fair value hedging adjustments, previously referred to as hedge ineffectiveness, are included within net interest income. Prior period amounts have not been reclassified to current period presentation and continue to be reflected within gains on securities and other, net. The earnings impact of

E*TRADE 2018 10-K | Page 100

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest accruals on the derivatives are reflected in the interest income line item in the consolidated statement of income.
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
Adoption of New Accounting Standards
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (FASB) amended the guidance on revenue from contracts with customers. The new standard outlines a single comprehensive model for entities to apply in accounting for revenue arising from contracts with customers. The Company's accounting for net interest income was not impacted by the new standard. The FASB issued supplemental amendments to the new standard to clarify certain guidance and to provide narrow scope improvements and practical expedients during 2016. The amended guidance became effective on January 1, 2018 and the Company adopted the guidance on a modified retrospective basis. This adoption did not have a material impact on the Company’s financial condition, results of operations or cash flows as the satisfaction of performance obligations under the new guidance is materially consistent with the Company's previous revenue recognition policies. Similarly, the amended guidance did not have a material impact on the recognition of costs incurred to obtain new contracts. For additional information on the components of net revenue, see Note 3—Net Revenue.
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

E*TRADE 2018 10-K | Page 101

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB amended the guidance on the presentation and classification of certain cash receipts and cash payments in the consolidated statement of cash flows to eliminate diversity in practice. The new guidance became effective on January 1, 2018, and the retrospective transition method has been applied to each period presented. Among other changes, the Company now classifies debt extinguishment costs within cash flows from financing activities. The Company reclassified cash flows for the years ended December 31, 2017 and 2016 as a result of this adoption, the most significant of which related to $49 million of debt extinguishment costs incurred for the year ended December 31, 2017.
Classification of Restricted Cash
In November 2016, the FASB amended the guidance on the presentation and classification of changes in restricted cash in the consolidated statement of cash flows to eliminate diversity in practice. The amended guidance requires the consolidated statement of cash flows to explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The new guidance became effective on January 1, 2018 and has been applied using a retrospective transition method to each period presented. The Company concluded that cash segregated under federal or other regulations is considered restricted cash and the segregated cash activity is now presented on the consolidated statement of cash flows.
Clarifying the Definition of a Business
In January 2017, the FASB amended the guidance to clarify the definition of a business in order to assist companies in the evaluation of whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance, which became effective on January 1, 2018, did not impact the Company's accounting conclusions for the Trust Company of America (TCA) or Capital One acquisitions.
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

E*TRADE 2018 10-K | Page 102

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
New Accounting Standards Not Yet Adopted
Accounting for Leases
In February 2016, the FASB amended the guidance on accounting for leases. The new standard requires lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet for the rights and obligations created by all qualifying leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The new standard also requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the consolidated financial statements. The new guidance became effective for interim and annual periods beginning on January 1, 2019. A modified retrospective transition approach is required, with certain practical expedients available. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on its effective date of January 1, 2019, and elected to use the effective date as the date of initial application. Therefore, restated financial information and the additional disclosures required under the new standard will not be provided for the comparative periods presented. The Company elected to apply the "package of practical expedients," which permits not reassessing prior conclusions on existing leases regarding lease identification, lease classification and initial direct costs. The Company also elected to not apply the use-of-hindsight practical expedient, and the practical expedient relating to land easements is not applicable. Adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.
The most significant effect of adoption was the recognition of right-of-use assets and lease liabilities for operating leases on the balance sheet. At adoption, the Company recognized lease liabilities of $211 million based on incremental borrowing rates as of December 31, 2018, which includes leases and lease terms in

E*TRADE 2018 10-K | Page 103

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effect as of the implementation date. The Company also recognized ROU assets of $193 million at adoption, which represents the measurement of the lease liabilities, lease payments made to lessors, net of lease incentives received, as well as initial direct costs incurred by the lessee. Effective January 1, 2019, ROU assets are included in the other assets line item and lease liabilities in the other liabilities line item on the consolidated balance sheet.
The Company elected to apply the short-term lease recognition exemption for real estate leases with an initial term of 12 months or less and the practical expedient to not separate lease and non-lease components for all real estate leases. The Company has evaluated the new guidance, including considerations relating to disclosures and controls and the amended presentation and disclosures will be reflected in interim reporting beginning in the first quarter of 2019.
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

E*TRADE 2018 10-K | Page 104

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
In October 2018, the FASB amended the guidance on hedge accounting. The amended guidance adds the OIS rate based on the SOFR to the list of permitted benchmark interest rates for hedge accounting purposes. The amended guidance became effective on January 1, 2019, and the Company adopted the guidance on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption. The adoption did not have a material impact on the Company's financial condition, results of operations or cash flows.

NOTE 2—ACQUISITIONS AND RESTRUCTURING
Brokerage Accounts Acquisition
On November 6, 2018, the Company announced the completion of its acquisition of approximately one million retail brokerage accounts from Capital One for $109 million in cash. The acquisition introduced a significant number of retail customers to the Company's scalable platform and resulted in the assumption of $1.6 billion of customer payables and $127 million of customer margin balances. The Company recorded a customer relationships intangible asset of $114 million at acquisition, which includes the purchase price plus transaction costs. The fair value of the customer relationships intangible asset was determined using the multi-period excess earnings method, a discounted cash flow method, and the related asset is subject to amortization over an estimated useful life of 11 years. The intangible assets are deductible for tax purposes.
Business Combination
On April 9, 2018, the Company completed its acquisition of TCA for $275 million in cash. TCA is a leading provider of technology solutions and custody services to the RIA market. The acquisition is expected to benefit the Company by leveraging the E*TRADE brand to accelerate growth of the custody offering, and through the establishment of a referral program to address retail customers seeking services available through RIAs.
The results of TCA's operations have been included in the Company's consolidated statement of income for the year ended December 31, 2018 from the date of acquisition. While we do not maintain discrete financial information for TCA, we estimate TCA's net revenue from April 9, 2018 through December 31, 2018 was approximately $60 million. Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's consolidated statement of income is not material.

E*TRADE 2018 10-K | Page 105

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of the purchase price to the net assets of TCA as of April 9, 2018 (dollars in millions):

April 9, 2018
Purchase price	$275
Fair value of net assets acquired	160
Goodwill	$115

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition (dollars in millions):

April 9, 2018
Assets
Cash and equivalents	$239
Available-for-sale securities	554
Other intangibles	140
Other(1)	23
Total assets acquired	956
Liabilities
Deposits	790
Other liabilities	6
Total liabilities assumed	796
Net assets acquired	$160

(1)	Includes balance sheet line items property and equipment, net and other assets.
The goodwill of $115 million includes synergies expected to result from combining operations with TCA, coupling its custody platform with the Company's existing product offerings and leveraging customer relationships with RIAs. The goodwill is deductible for tax purposes.
The Company recorded intangible assets of $140 million, which are subject to amortization over their estimated useful lives. The intangible assets are deductible for tax purposes. The fair value of the intangible assets was determined under the income approach. The following table summarizes the fair value and estimated useful lives of the intangible assets at the date of acquisition (dollars in millions):

	Estimated Fair Value	Estimated Useful Life (In Years)
Customer Relationships	$119	22
Technology	20	5
Trade name	1	2
Total intangible assets	$140

E*TRADE 2018 10-K | Page 106

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring and Acquisition-related Activities
The following table shows the components of restructuring and acquisition-related activities expense (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Restructuring activities	$4	$12	$28
Acquisition-related costs	3	3	7
Total restructuring and acquisition-related activities	$7	$15	$35

Restructuring and acquisition-related costs during the year ended December 31, 2018 primarily includes costs incurred in connection with the restructuring of our regulatory and enterprise risk management functions due to bank regulatory reform and the closing of the TCA acquisition. Restructuring and acquisition-related costs during the year ended December 31, 2017, primarily includes costs incurred in connection with the integration of OptionsHouse. Restructuring and acquisition-related activities during the year ended December 31, 2016 primarily related to employee severance from the realignment of the Company's core brokerage business and organizational structure as well as costs in connection with its purchase of OptionsHouse.

NOTE 3—NET REVENUE
The following table presents the significant components of total net revenue (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Net interest income	$1,846	$1,485	$1,148
Commissions	498	441	442
Fees and service charges	431	369	268
Gains on securities and other, net	53	28	42
Other revenue	45	43	41
Total net revenue	$2,873	$2,366	$1,941

E*TRADE 2018 10-K | Page 107

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Income and Interest Expense
The following table presents the significant components of interest income and interest expense (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Interest income:
Cash and equivalents	$11	$9	$7
Cash segregated under federal or other regulations	15	12	6
Investment securities(1)	1,241	962	691
Margin receivables	491	320	249
Loans	128	157	191
Broker-related receivables and other	14	3	1
Subtotal interest income	1,900	1,463	1,145
Other interest revenue(2)	109	108	88
Total interest income	2,009	1,571	1,233
Interest expense:
Deposits	51	4	3
Customer payables	22	5	5
Broker-related payables and other	10	—	—
Other borrowings	25	22	18
Corporate debt	46	48	54
Subtotal interest expense	154	79	80
Other interest expense(3)	9	7	5
Total interest expense	163	86	85
Net interest income	$1,846	$1,485	$1,148

(1)	For the year ended December 31, 2018, includes $19 million of net fair value hedging adjustments. See Note 8—Derivative Instruments and Hedging Activities for additional information.

(2)	Represents interest income on securities loaned.

(3)	Represents interest expense on securities borrowed.

E*TRADE 2018 10-K | Page 108

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fees and Service Charges
The following table presents the significant components of fees and service charges revenue (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Fees and service charges:
Order flow revenue	$174	$135	$96
Money market funds and sweep deposits revenue	71	92	50
Advisor management and custody fees	64	36	28
Mutual fund service fees	48	39	36
Foreign exchange revenue	25	26	21
Reorganization fees	14	16	16
Other fees and service charges	35	25	21
Total fees and service charges	$431	$369	$268

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

E*TRADE 2018 10-K | Page 109

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
All of the Company’s municipal bonds were rated investment grade at December 31, 2018. These securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds. Municipal bonds and corporate bonds were categorized in Level 2 of the fair value hierarchy.
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

E*TRADE 2018 10-K | Page 110

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Unobservable Inputs	Average	Range
December 31, 2018
Loans receivable:
One- to four-family	Appraised value	$594,700	$17,000 - $2,000,000
Home equity	Appraised value	$397,700	$73,000 - $1,060,000
Real estate owned	Appraised value	$329,500	$57,900 - $900,000

December 31, 2017
Loans receivable:
One- to four-family	Appraised value	$520,700	$60,000 - $1,200,000
Home equity	Appraised value	$317,300	$38,000 - $2,066,000
Real estate owned	Appraised value	$355,200	$4,500 - $2,000,000

E*TRADE 2018 10-K | Page 111

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring and Nonrecurring Fair Value Measurements
The following tables present the significant components of assets and liabilities measured at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2018:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency mortgage-backed securities	$—	$22,162	$—	$22,162
Agency debentures	—	839	—	839
Agency debt securities	—	139	—	139
Municipal bonds	—	12	—	12
Other	—	1	—	1
Total available-for-sale securities	—	23,153	—	23,153
Derivative assets(1)	—	1	—	1
Publicly traded equity securities(2)	7	—	—	7
Total assets measured at fair value on a recurring basis(3)	$7	$23,154	$—	$23,161
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$17	$17
Home equity	—	—	6	6
Total loans receivable	—	—	23	23
Other assets:
Real estate owned	—	—	10	10
Total assets measured at fair value on a nonrecurring basis(4)	$—	$—	$33	$33

(1)	All derivative assets were interest rate contracts at December 31, 2018. Information related to derivative instruments is detailed in Note 8—Derivative Instruments and Hedging Activities.

(2)
Consists of investments in a mutual fund related to the CRA. At December 31, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

(3)	Assets measured at fair value on a recurring basis represented 36% of the Company’s total assets at December 31, 2018.

(4)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at December 31, 2018, and for which a fair value measurement was recorded during the period.

E*TRADE 2018 10-K | Page 112

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

E*TRADE 2018 10-K | Page 113

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents (gains) and losses recognized on assets measured at fair value on a nonrecurring basis (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
One- to four-family	$3	$4	$4
Home equity	(1)	5	12
Total losses on loans receivable measured at fair value	$2	$9	$16

Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy. The Company had no transfers between levels during the periods presented.

E*TRADE 2018 10-K | Page 114

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments Not Carried at Fair Value
The following tables present the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet (dollars in millions):

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,333	$2,333	$—	$—	$2,333
Cash segregated under federal or other regulations	$1,011	$1,011	$—	$—	$1,011
Held-to-maturity securities:
Agency mortgage-backed securities	$18,085	$—	$17,748	$—	$17,748
Agency debentures	1,824	—	1,808	—	1,808
Agency debt securities	1,975	—	1,935	—	1,935
Total held-to-maturity securities	$21,884	$—	$21,491	$—	$21,491
Margin receivables(1)	$9,560		$9,560		$9,560
Loans receivable, net:
One- to four-family	$1,069	$—	$—	$1,099	$1,099
Home equity	810	—	—	825	825
Consumer	117	—	—	115	115
Securities-based lending	107	—	107	—	107
Total loans receivable, net(2)	$2,103	$—	$107	$2,039	$2,146
Receivables from brokers, dealers and clearing organizations(1)	$760	$—	$760	$—	$760
Other assets(1)(3)	$36	$—	$36	$—	$36
Liabilities
Deposits	$45,313	$—	$45,313	$—	$45,313
Customer payables	$10,117	$—	$10,117	$—	$10,117
Payables to brokers, dealers and clearing organizations	$948	$—	$948	$—	$948
Corporate debt	$1,409	$—	$1,372	$—	$1,372

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, including the fully paid lending program, where the Company is permitted to sell or re-pledge the securities, was $12.9 billion at December 31, 2018. Of this amount, $2.3 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at December 31, 2018.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $37 million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2018.

(3)	The $36 million in other assets at December 31, 2018 represents securities borrowing from customers under the fully paid lending program.

E*TRADE 2018 10-K | Page 115

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$931	$931	$—	$—	$931
Cash segregated under federal or other regulations	$872	$872	$—	$—	$872
Held-to-maturity securities:
Agency mortgage-backed securities	$20,502	$—	$20,404	$—	$20,404
Agency debentures	710	—	708	—	708
Agency debt securities	2,615	—	2,595	—	2,595
Other	12	—	—	12	12
Total held-to-maturity securities	$23,839	$—	$23,707	$12	$23,719
Margin receivables(1)	$9,071	$—	$9,071	$—	$9,071
Loans receivable, net:
One- to four-family	$1,417	$—	$—	$1,463	$1,463
Home equity	1,051	—	—	1,055	1,055
Consumer	186	—	—	187	187
Total loans receivable, net(2)	$2,654	$—	$—	$2,705	$2,705
Receivables from brokers, dealers and clearing organizations(1)	$878	$—	$878	$—	$878
Other assets(1)(3)	$18	$—	$18	$—	$18
Liabilities
Deposits	$42,742	$—	$42,741	$—	$42,741
Customer Payables	$9,449	$—	$9,449	$—	$9,449
Payables to brokers, dealers and clearing organizations	$1,542	$—	$1,542	$—	$1,542
Other borrowings:
FHLB advances	$500	$—	$500	$—	$500
Trust preferred securities	$410	$—	$—	$379	$379
Total other borrowings	$910	$—	$500	$379	$879
Corporate debt	$991	$—	$992	$—	$992

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
The fair value measurement techniques for financial instruments not carried at fair value on the consolidated balance sheet are summarized as follows:
Cash and equivalents, cash segregated under federal or other regulations, margin receivables, receivables from brokers, dealers and clearing organizations, other assets, customer payables and payables to brokers, dealers and clearing organizations—Due to their short term nature, fair value is estimated to be carrying value.

E*TRADE 2018 10-K | Page 116

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Held-to-maturity securities—Fair value of held-to-maturity securities is determined in a manner consistent with the pricing of available-for-sale securities described above.
Loans receivable, net—Fair value is estimated using a discounted cash flow model. Loans are differentiated based on their individual portfolio characteristics, such as product classification, loan category and pricing features. Assumptions for expected losses, prepayments, cash flows and discount rates are adjusted to reflect the individual characteristics of the loans, such as credit risk, coupon, lien position, and payment characteristics, as well as the secondary market conditions for these types of loans. Fair value of securities-based lending is estimated to be carrying value consistent with the Company's valuation of margin receivables.
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
Trust preferred securities—Fair value was estimated by discounting future cash flows at the yield implied by dealer pricing quotes. See Note 13—Other Borrowings and Note 14—Corporate Debt for additional information.
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

E*TRADE 2018 10-K | Page 117

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

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)(2)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
December 31, 2018
Assets:
Deposits paid for securities borrowed (3)	$176	$—	$176	$(104)	$(61)	$11
Derivative assets	1	—	1	—	—	1
Total	$177	$—	$177	$(104)	$(61)	$12

Liabilities:
Deposits received for securities loaned (4)	$887	$—	$887	$(104)	$(700)	$83
Total	$887	$—	$887	$(104)	$(700)	$83

December 31, 2017
Assets:
Deposits paid for securities borrowed (3)	$759	$—	$759	$(251)	$(483)	$25
Total	$759	$—	$759	$(251)	$(483)	$25

Liabilities:
Deposits received for securities loaned (4)	$1,373	$—	$1,373	$(251)	$(1,004)	$118
Derivative liabilities (5)(6)	5	—	5	—	(5)	—
Total	$1,378	$—	$1,378	$(251)	$(1,009)	$118

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

E*TRADE 2018 10-K | Page 118

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)
Included in the gross amounts of deposits paid for securities borrowed was $65 million and $347 million at December 31, 2018 and 2017, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(4)
Included in the gross amounts of deposits received for securities loaned was $543 million and $821 million at December 31, 2018 and 2017, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(5)
Excludes $131 million of centrally cleared derivative contract assets and $9 million of centrally cleared derivative contract liabilities at December 31, 2017. See Note 8—Derivative Instruments and Hedging Activities for additional information. Also excludes net accrued interest payable of $2 million at December 31, 2017.

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
Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (centrally cleared derivatives contracts). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the preceding table as the contracts may not qualify as master netting agreements. See Note 8—Derivative Instruments and Hedging Activities for additional information.

E*TRADE 2018 10-K | Page 119

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2018:
Available-for-sale securities:(1)
Agency mortgage-backed securities	$22,140	$327	$(305)	$22,162
Agency debentures	833	13	(7)	839
Agency debt securities	140	1	(2)	139
Municipal bonds	12	—	—	12
Other	1	—	—	1
Total available-for-sale securities	$23,126	$341	$(314)	$23,153
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$18,085	$26	$(363)	$17,748
Agency debentures	1,824	—	(16)	1,808
Agency debt securities	1,975	4	(44)	1,935
Total held-to-maturity securities	$21,884	$30	$(423)	$21,491

December 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$19,395	$47	$(247)	$19,195
Agency debentures	939	39	(12)	966
US Treasuries	452	10	(4)	458
Agency debt securities	34	—	(1)	33
Municipal bonds	20	—	—	20
Total debt securities	20,840	96	(264)	20,672
Publicly traded equity securities(2)	7	—	—	7
Total available-for-sale securities	$20,847	$96	$(264)	$20,679
Held-to-maturity securities:
Agency mortgage-backed securities	$20,502	$95	$(193)	$20,404
Agency debentures	710	—	(2)	708
Agency debt securities	2,615	15	(35)	2,595
Other	12	—	—	12
Total held-to-maturity securities	$23,839	$110	$(230)	$23,719

(1)
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million were transferred from held-to-maturity securities to available-for-sale securities during the year ended December 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. Securities with a fair value of $1.2 billion were transferred from available-for-sale securities to held-to-maturity securities during the year ended December 31, 2018 pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those

E*TRADE 2018 10-K | Page 120

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

particular securities until maturity. See Note 16—Shareholders' Equity for information on the impact to accumulated other comprehensive income.

(2)
Consists of investments in a mutual fund related to the CRA. At December 31, 2018, these equity securities are included in other assets on the consolidated balance sheet as a result of the adoption of amended accounting guidance related to the classification and measurement of financial instruments. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Contractual Maturities
The following table presents the contractual maturities of all available-for-sale and held-to-maturity debt securities (dollars in millions):

	December 31, 2018
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$4	$4
Due within one to five years	864	853
Due within five to ten years	9,706	9,899
Due after ten years	12,552	12,397
Total available-for-sale debt securities	$23,126	$23,153
Held-to-maturity debt securities:
Due within one year	$56	$56
Due within one to five years	2,062	2,045
Due within five to ten years	5,115	5,031
Due after ten years	14,651	14,359
Total held-to-maturity debt securities	$21,884	$21,491

At December 31, 2018 and 2017, the Company had pledged $6.3 billion and $5.5 billion, respectively, of held-to-maturity debt securities, and $151 million and $352 million, respectively, of available-for-sale securities, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE 2018 10-K | Page 121

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$2,945	$(34)	$7,826	$(271)	$10,771	$(305)
Agency debentures	383	(1)	116	(6)	499	(7)
Agency debt securities	—	—	30	(2)	30	(2)
Municipal bonds	—	—	9	—	9	—
Other	1	—	—	—	1	—
Total temporarily impaired available-for-sale securities	$3,329	$(35)	$7,981	$(279)	$11,310	$(314)
Held-to-maturity securities:
Agency mortgage-backed securities	$2,802	$(31)	$11,587	$(332)	$14,389	$(363)
Agency debentures	776	(2)	666	(14)	1,442	(16)
Agency debt securities	97	(1)	1,487	(43)	1,584	(44)
Total temporarily impaired held-to-maturity securities	$3,675	$(34)	$13,740	$(389)	$17,415	$(423)

December 31, 2017:
Available-for-sale securities:
Debt securities:
Agency mortgage-backed securities	$4,638	$(23)	$8,027	$(224)	$12,665	$(247)
Agency debentures	—	—	283	(12)	283	(12)
US Treasuries	—	—	147	(4)	147	(4)
Agency debt securities	9	—	24	(1)	33	(1)
Municipal bonds	—	—	11	—	11	—
Publicly traded equity securities	7	—	—	—	7	—
Total temporarily impaired available-for-sale securities	$4,654	$(23)	$8,492	$(241)	$13,146	$(264)
Held-to-maturity securities:
Agency mortgage-backed securities	$9,982	$(78)	$4,906	$(115)	$14,888	$(193)
Agency debentures	597	(2)	9	—	606	(2)
Agency debt securities	373	(3)	1,345	(32)	1,718	(35)
Total temporarily impaired held-to-maturity securities	$10,952	$(83)	$6,260	$(147)	$17,212	$(230)

E*TRADE 2018 10-K | Page 122

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of December 31, 2018 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at December 31, 2018.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the years ended December 31, 2018, 2017 and 2016.
Gains on Securities and Other, Net
The following table presents the components of gains on securities and other, net (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Gains on available-for-sale securities(1)	$98	$40	$54
Losses on available-for-sale securities(1)	(54)	—	(1)
Subtotal	44	40	53
Equity method investment income (loss) and other(2)(3)	9	(12)	(11)
Gains on securities and other, net	$53	$28	$42

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

(2)	Includes a $5 million gain on the sale of our Chicago Stock Exchange investment for the year ended December 31, 2018.

(3)
Includes losses of $14 million and $6 million on hedge ineffectiveness for the years ended December 31, 2017 and 2016. Beginning January 1, 2018 fair value hedging adjustments are recognized within net interest income. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

E*TRADE 2018 10-K | Page 123

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LOANS RECEIVABLE, NET

The following table presents loans receivable disaggregated by delinquency status (dollars in millions):

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized premiums, net	Allowance for loans losses	Loans Receivable, Net
December 31, 2018
One- to four-family	$958	$48	$9	$56	$1,071	$7	$(9)	$1,069
Home equity	774	25	13	24	836	—	(26)	810
Consumer	117	1	—	—	118	1	(2)	117
Securities-based lending(1)	107	—	—	—	107	—	—	107
Total loans receivable	$1,956	$74	$22	$80	$2,132	$8	$(37)	$2,103

December 31, 2017
One- to four-family	$1,269	$59	$22	$82	$1,432	$9	$(24)	$1,417
Home equity	1,014	36	15	32	1,097	—	(46)	1,051
Consumer	173	3	—	—	176	2	(4)	174
Securities-based lending(1)	12	—	—	—	12	—	—	12
Total loans receivable	$2,468	$98	$37	$114	$2,717	$11	$(74)	$2,654

(1)
In 2017 we introduced E*TRADE Line of Credit, a securities-based lending product, where customers can borrow against the market value of their securities pledged as collateral. The unused credit line amount totaled $173 million and $35 million as of December 31, 2018 and 2017, respectively.

At December 31, 2017, the Company had loans with a carrying value of $17 million classified as held for sale. These loans were presented within other assets as of December 31, 2017 and were sold during the three months ended March 31, 2018.
At December 31, 2018, the Company pledged $1.6 billion and $0.1 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively. At December 31, 2017, the Company pledged $2.2 billion and $0.2 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.

E*TRADE 2018 10-K | Page 124

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality and Concentrations of Credit Risk
The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. The following tables present the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV(1)	2018	2017	2018	2017
<=80%	$823	$1,031	$454	$531
80%-100%	165	256	215	291
100%-120%	45	91	110	176
>120%	38	54	57	99
Total mortgage loans receivable	$1,071	$1,432	$836	$1,097
Average estimated current LTV/CLTV (2)	66%	70%	80%	84%
Average LTV/CLTV at loan origination (3)	70%	71%	82%	81%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans, HEILs and the maximum available line for HELOCs.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO	2018	2017	2018	2017
>=720	$617	$805	$442	$548
719 - 700	89	138	78	106
699 - 680	80	105	70	93
679 - 660	66	78	56	79
659 - 620	79	122	80	103
<620	140	184	110	168
Total mortgage loans receivable	$1,071	$1,432	$836	$1,097

One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At December 31, 2018, nearly 100% of these loans were amortizing. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At December 31, 2018, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.

E*TRADE 2018 10-K | Page 125

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average age of our mortgage and consumer loans receivable was 12.8 and 11.8 years at December 31, 2018 and December 31, 2017, respectively. Approximately 33% and 34% of the Company’s mortgage loans receivable were concentrated in California at December 31, 2018 and December 31, 2017, respectively. Approximately 10% and 9% of the Company's mortgage loans receivable were concentrated in New York at December 31, 2018 and December 31, 2017, respectively. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at December 31, 2018 and December 31, 2017.
At December 31, 2018, 24% and 19% of the Company’s past-due mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of past-due mortgage loans that represented 10% or more of the Company's past-due mortgage loans. At December 31, 2018, 43% and 10% of the Company’s impaired mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of impaired mortgage loans that represented 10% or more of the Company's impaired mortgage loans.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. The following table presents nonperforming loans by loan portfolio (dollars in millions):

	December 31,
	2018	2017
One- to four-family	$139	$192
Home equity	71	98
Total nonperforming loans receivable	$210	$290

At December 31, 2018 and 2017, the Company held $13 million and $26 million, respectively, of real estate owned that was acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $51 million and $101 million of loans for which formal foreclosure proceedings were in process at December 31, 2018 and 2017, respectively.

E*TRADE 2018 10-K | Page 126

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
The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	One- to Four-Family		Home Equity		Consumer		Total(1)
	December 31,		December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
General reserve:
Quantitative component	$4	$15	$6	$14	$2	$4	$12	$33
Qualitative component	—	3	1	3	—	—	1	6
Specific valuation allowance	5	6	19	29	—	—	24	35
Total allowance for loan losses	$9	$24	$26	$46	$2	$4	$37	$74
Allowance as a % of loans receivable(2)	0.8%	1.6%	3.1%	4.2%	1.0%	2.1%	1.7%	2.7%

(1)	Securities-based lending was launched in 2017. These loans were fully collateralized by cash and securities with fair values in excess of borrowings at both December 31, 2018 and 2017, respectively.

(2)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.

E*TRADE 2018 10-K | Page 127

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a roll forward by loan portfolio of the allowance for loan losses (dollars in millions):

	Year Ended December 31, 2018
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$24	$46	$4	$74
Provision (benefit) for loan losses	(22)	(63)	(1)	(86)
Charge-offs(1)	—	—	(4)	(4)
Recoveries(2)	7	43	3	53
Net (charge-offs) recoveries	7	43	(1)	49
Allowance for loan losses, end of period(3)	$9	$26	$2	$37

	Year Ended December 31, 2017
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$45	$171	$5	$221
Provision (benefit) for loan losses	(29)	(141)	2	(168)
Charge-offs(1)	—	(7)	(6)	(13)
Recoveries	8	23	3	34
Net (charge-offs) recoveries	8	16	(3)	21
Allowance for loan losses, end of period(3)	$24	$46	$4	$74

	Year Ended December 31, 2016
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$40	$307	$6	$353
Provision (benefit) for loan losses	(2)	(148)	1	(149)
Charge-offs	(1)	(17)	(7)	(25)
Recoveries	8	29	5	42
Net (charge-offs) recoveries	7	12	(2)	17
Allowance for loan losses, end of period	$45	$171	$5	$221

(1)
Includes benefits resulting from recoveries of partial charge-offs due to principal paydowns or payoffs for the periods presented. The benefits included in the charge-offs line item exceeded other charge-offs for both one-to-four family and home equity loan portfolios during the year ended 2018 and for the one-to-four family loan portfolio during the year ended 2017.

(2)	Includes $15 million of recoveries recognized during the year ended December 31, 2018 related to the sale of previously charged-off home equity loans.

(3)	Securities-based lending was launched in 2017. These loans were fully collateralized by cash and securities with fair values in excess of borrowings at both December 31, 2018 and 2017, respectively.
Total loans receivable designated as held-for-investment decreased $0.6 billion during the year ended December 31, 2018. The allowance for loan losses was $37 million, or 1.7% of total loans receivable, as of December 31, 2018 compared to $74 million, or 2.7% of total loans receivable, as of December 31, 2017. Net recoveries for the year ended December 31, 2018 were $49 million compared to $21 million in the same period in 2017.
The benefit for loan losses was $86 million for the year ended December 31, 2018. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability.

E*TRADE 2018 10-K | Page 128

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan portfolio (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	December 31,		December 31,
	2018	2017	2018	2017
Collectively evaluated for impairment:
One- to four-family	$891	$1,228	$4	$18
Home equity	698	932	7	17
Consumer	119	178	2	4
Securities-based lending	107	12	—	—
Total collectively evaluated for impairment	1,815	2,350	13	39
Individually evaluated for impairment:
One- to four-family	187	213	5	6
Home equity	138	165	19	29
Total individually evaluated for impairment	325	378	24	35
Total	$2,140	$2,728	$37	$74

Impaired Loans—Troubled Debt Restructurings
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

E*TRADE 2018 10-K | Page 129

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
December 31, 2018
One- to four-family	$87	$61	$12	$4	$23	$187
Home equity	90	23	8	5	12	138
Total	$177	$84	$20	$9	$35	$325
December 31, 2017
One- to four-family	$83	$74	$13	$5	$38	$213
Home equity	104	34	10	4	13	165
Total	$187	$108	$23	$9	$51	$378

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
Total recorded investment in TDRs includes premium (discount), as applicable, and is net of charge-offs, which were $55 million and $121 million for one-to four-family and home equity loans, respectively, as of December 31, 2018 and $67 million and $144 million, respectively, as of December 31, 2017.

(4)
Total recorded investment in TDRs at December 31, 2018 consisted of $253 million of loans modified as TDRs and $72 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2017 consisted of $285 million of loans modified as TDRs and $93 million of loans that have been charged off due to bankruptcy notification.

The following table presents the monthly average recorded investment and interest income recognized both on a cash and accrual basis for the Company's TDRs during the years ended December 31, 2018, 2017 and 2016 (dollars in millions):

	Average Recorded Investment			Interest Income Recognized
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
One- to four-family	$201	$221	$269	$9	$9	$11
Home equity	152	179	204	13	16	17
Total	$353	$400	$473	$22	$25	$28

E*TRADE 2018 10-K | Page 130

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents detailed information related to the Company’s TDRs and specific valuation allowances (dollars in millions):

	December 31, 2018			December 31, 2017
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$50	$5	$45	$54	$6	$48
Home equity	$60	$19	$41	$83	$29	$54
Without a recorded allowance:(1)
One- to four-family	$137	$—	$137	$159	$—	$159
Home equity	$78	$—	$78	$82	$—	$82
Total:
One- to four-family	$187	$5	$182	$213	$6	$207
Home equity	$138	$19	$119	$165	$29	$136

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
The following table presents the number of loans and post-modification balances immediately after being modified by major class (dollars in millions):

		Interest Rate Reduction
	Number of Loans	Principal Forgiven	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
December 31, 2018
One- to four-family	49	$—	$14	$—	$7	$21
Home equity	91	—	5	1	1	7
Total	140	$—	$19	$1	$8	$28

December 31, 2017
One- to four-family	40	$—	$13	$1	$4	$18
Home equity	294	—	12	1	9	22
Total	334	$—	$25	$2	$13	$40

December 31, 2016
One- to four-family	47	$1	$8	$2	$7	$18
Home equity	518	—	8	3	25	36
Total	565	$1	$16	$5	$32	$54

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE 2018 10-K | Page 131

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Presentation on the Consolidated Balance Sheet
Hedging Instruments
The Company utilizes fair value hedges to offset exposure to changes in value of certain fixed-rate assets. The following table presents a summary of the fair value of derivatives as reported in the consolidated balance sheet (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
December 31, 2018
Interest rate contracts:
Fair value hedges	$9,763	$1	$—	$1
Total derivatives designated as hedging instruments(4)	$9,763	$1	$—	$1
December 31, 2017
Interest rate contracts:
Fair value hedges	$8,609	$131	$(14)	$117
Total derivatives designated as hedging instruments(4)	$8,609	$131	$(14)	$117

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents net fair value of derivative instruments for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at December 31, 2018 and 2017.
In January 2017, one of the two central clearing organizations through which the Company executes certain of its derivative contracts amended its rulebooks to legally characterize variation margin payments as settlements of the derivatives' exposure rather than collateral against the exposure. By January 2018, both central clearing organizations had adopted similar rulebook amendments. As a result, for centrally cleared derivatives contracts, amounts exchanged with counterparties are reflected as a reduction of the related derivative assets or liabilities, including accrued interest, on the consolidated balance sheet. The Company therefore had no centrally cleared derivative contract assets or liabilities reflected on the consolidated balance sheet as a result of the rulebook changes as of December 31, 2018. At December 31, 2017, the Company had $131 million and $9 million of centrally cleared derivative contract assets and liabilities, respectively, reflected on the consolidated balance sheet.
The consolidated balance sheet and the table above exclude the following as these contracts were executed through a central clearing organization and were settled by variation margin payments:

•	Derivative assets of $175 million and $6 million at December 31, 2018 and 2017, respectively

•	Derivative liabilities of $131 million and $18 million at December 31, 2018 and 2017, respectively

E*TRADE 2018 10-K | Page 132

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk
As the majority of the derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts), the credit risk associated with these cleared derivatives contracts is largely mitigated by the daily variation margin exchanged with counterparties. For other derivative contracts, the Company also monitors collateral requirements through credit support agreements, which reduce risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events. During the year ended December 31, 2018, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.
Hedged Assets
The following table presents the cumulative basis adjustments related to the carrying amount of hedged assets in fair value hedging relationships (dollars in millions):

		Cumulative Amount of Fair Value Hedging Basis Adjustment Included in Carrying Amount of Hedged Assets(2)
	Carrying Amount of Hedged Assets(1)	Total	Discontinued
December 31, 2018
Available-for-sale securities(3)	$13,203	$(10)	$(385)

(1)	The carrying amount includes the impact of basis adjustments on active fair value hedges and the impact of basis adjustments from previously discontinued fair value hedges.

(2)
Represents the increase (decrease) to the carrying amount of hedged assets. The discontinued portion of the cumulative amount of fair value hedging basis adjustments is amortized into net interest income using the effective interest method over the expected remaining life of the hedged items.

(3)
Includes the amortized cost basis of closed portfolios of prepayable securities designated in hedging relationships in which the hedged item is the last layer of principal expected to be remaining throughout the hedge term. As of December 31, 2018, the amortized cost basis of this portfolio was $810 million, the amount of the designated hedged items was $192 million and the cumulative basis adjustments associated with these hedges was $6 million.

E*TRADE 2018 10-K | Page 133

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presentation on the Consolidated Statement of Income
The following table presents the effects of fair value hedge accounting on the consolidated statement of income (dollars in millions):

Interest Income
Year Ended December 31, 2018
Total interest income	$2,009

Effects of fair value hedging on total interest income(1)(2)
Agency debentures:
Amounts recognized as interest accruals on derivatives	$(3)
Changes in fair value of hedged items	(69)
Changes in fair value of derivatives	68
Net loss on fair value hedging relationships - agency debentures	(4)

Agency mortgage backed securities:
Amounts recognized as interest accruals on derivatives	(15)
Amortization of basis adjustments from discontinued hedges	24
Changes in fair value of hedged items	(111)
Changes in fair value of derivatives	93
Net loss on fair value hedging relationships - agency mortgage backed securities	(9)
Total net loss on fair value hedging relationships	$(13)

(1)	Excludes interest income accruals on hedged items and amounts recognized upon the sale of securities attributable to fair value hedge accounting.

(2)	Excludes interest on variation margin related to centrally cleared derivative contracts.
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

E*TRADE 2018 10-K | Page 134

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following asset classes at December 31, 2018 and 2017 (dollars in millions):

	December 31, 2018			December 31, 2017
	Gross Amount	Accumulated Depreciation and Amortization	Net Amount	Gross Amount	Accumulated Depreciation and Amortization	Net Amount
Software	$416	$(297)	$119	$403	$(289)	$114
Equipment	147	(117)	30	132	(101)	31
Leasehold improvements	131	(95)	36	122	(98)	24
Buildings	72	(34)	38	72	(32)	40
Furniture and fixtures	13	(3)	10	7	(4)	3
Land	3	—	3	3	—	3
Construction in progress(1)	45	—	45	38	—	38
Total(2)	$827	$(546)	$281	$777	$(524)	$253

(1)	Construction in progress includes software in the process of development of $36 million and $22 million at December 31, 2018 and 2017, respectively.

(2)
The Company executed a sale-leaseback transaction on its Alpharetta, Georgia office in 2014 and the transaction was accounted for as a financing as it did not qualify for leaseback accounting. The related assets continue to be included in the property and equipment, net line item on the consolidated balance sheet.

Depreciation and amortization expense related to property and equipment was $92 million, $82 million and $79 million for the years ended December 31, 2018, 2017 and 2016, respectively. Software includes capitalized internally developed software costs, net, of $58 million, $53 million and $46 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of completed and in-service software was $43 million, $36 million and $36 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The obligation for future minimum lease payments and minimum sublease proceeds to be received under the Alpharetta, Georgia lease is as follows (dollars in millions):

	Obligation for Minimum Lease Payments	Minimum Sublease Proceeds
Years ending December 31,
2019	$5	$(3)
2020	5	(3)
2021	5	(3)
2022	5	(3)
2023	5	—
Thereafter	4	—
Total	$29	$(12)

E*TRADE 2018 10-K | Page 135

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—GOODWILL AND OTHER INTANGIBLES, NET
Goodwill
At December 31, 2018 and 2017, the Company had goodwill of $2.5 billion and $2.4 billion, respectively. There was a $115 million addition to the carrying value of the Company's goodwill during the year ended December 31, 2018, which was recognized in connection with the TCA acquisition. For additional information, see Note 2—Acquisitions and Restructuring.
There were no impairments to the carrying value of the Company’s goodwill during the years ended December 31, 2018, 2017 and 2016. At both December 31, 2018 and 2017, goodwill was net of accumulated impairment losses of $243 million.
Other Intangibles, Net
At December 31, 2018 and 2017, the Company had other intangible assets of $491 million and $284 million, respectively. There were $254 million in additions to other intangible assets during the year ended December 31, 2018, which were recognized in connection with the acquisition of retail brokerage accounts from Capital One and the TCA acquisition. For additional information, see Note 2—Acquisitions and Restructuring.
The following table outlines the Company's other intangible assets with finite lives (dollars in millions):

	December 31, 2018
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	18	13	$786	$(345)	$441
Technology	6	5	68	(19)	49
Trade name	2	1	4	(3)	1
Total			$858	$(367)	$491

	December 31, 2017
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	18	10	$553	$(309)	$244
Technology	7	6	48	(9)	39
Trade name	2	1	3	(2)	1
Total			$604	$(320)	$284
E*TRADE 2018 10-K | Page 136

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assuming no future impairments of other intangibles or additional acquisitions or dispositions, the following table presents the Company's future annual amortization expense (dollars in millions):

Years ending December 31,
2019	$60
2020	58
2021	57
2022	55
2023	49
Thereafter	212
Total future amortization expense	$491

NOTE 11—RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
Receivables from and payables to brokers, dealers and clearing organizations consist of the following (in millions):

	December 31,
	2018	2017
Receivables:
Securities borrowed	$140	$740
Receivables from clearing organizations	555	376
Other	65	62
Total	$760	$1,178

Payables:
Securities loaned	$887	$1,373
Payables to clearing organizations	11	123
Other	50	46
Total	$948	$1,542

E*TRADE 2018 10-K | Page 137

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—DEPOSITS
The following table presents the significant components of deposits (dollars in millions):

	December 31,
	2018	2017
Sweep deposits	$39,322	$37,734
Savings deposits	4,133	2,912
Other deposits(1)	1,858	2,096
Total deposits	$45,313	$42,742

(1)
Includes checking deposits, money market deposits and certificates of deposit. As of December 31, 2018 and 2017, the Company had $193 million and $207 million in non-interest bearing deposits, respectively.

NOTE 13—OTHER BORROWINGS

The following table presents the significant components of other borrowings (dollars in millions):

	December 31,
	2018	2017
FHLB advances	$—	$500
Trust preferred securities	—	410
Total other borrowings	$—	$910

During the year ended December 31, 2018, the Company redeemed all of its outstanding TRUPs. In connection with the redemption, the Company recognized a loss on early extinguishment of debt of $4 million, consisting of the difference between the carrying value of the TRUPs redeemed, including unamortized debt issuance costs, and the total cash amount paid, including related fees and expenses. Net proceeds from the issuance of $420 million Senior Notes were used to redeem the TRUPs. See Note 14—Corporate Debt and Note 21—Commitments, Contingencies and Other Regulatory Matters.
External Lines of Credit maintained at E*TRADE Securities
E*TRADE Securities' external liquidity lines total approximately $1.3 billion as of December 31, 2018 and include the following:

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

E*TRADE 2018 10-K | Page 138

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The revolving credit facility contains maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at December 31, 2018. There were no outstanding balances for these lines at December 31, 2018.

NOTE 14—CORPORATE DEBT
The following table presents the significant components of corporate debt (dollars in millions):

	Face Value	Discount	Net
December 31, 2018
Interest-bearing notes:
2.95% Senior Notes, due 2022	$600	$(4)	$596
3.80% Senior Notes, due 2027	400	(3)	397
4.50% Senior Notes, due 2028	420	(4)	416
Total corporate debt	$1,420	$(11)	$1,409

December 31, 2017
Interest-bearing notes:
2.95% Senior Notes, due 2022	$600	$(5)	$595
3.80% Senior Notes, due 2027	400	(4)	396
Total corporate debt	$1,000	$(9)	$991

Issuance of Corporate Debt
2018 Issuances
During the year ended December 31, 2018, the Company issued $420 million in aggregate principal amount of Senior Notes due 2028. The Senior Notes bear interest at an annual rate of 4.50% and will mature on June 20, 2028. The Senior Notes are our general unsecured senior obligations and rank equally in right of payment with all of our existing and future unsubordinated indebtedness. The Senior Notes effectively rank junior to our secured indebtedness, if any, to the extent of the collateral securing such indebtedness, and are structurally subordinated to all liabilities of our subsidiaries. The Senior Notes are not guaranteed by the subsidiaries.
The Company used the proceeds from the issuance of the Senior Notes for the redemption of the TRUPs issued by ETB Holdings, a subsidiary of E*TRADE Financial. For additional information about TRUPs, see Note 13—Other Borrowings and Note 21—Commitments, Contingencies and Other Regulatory Matters.
2017 Issuances
During the year ended December 31, 2017, the Company issued $1 billion in aggregate principal amount of Senior Notes in two tranches. The first tranche of $600 million aggregate principal amount of Senior Notes due 2022 bears interest at an annual rate of 2.95% and will mature on August 24, 2022. The second tranche of $400 million aggregate principal amount of Senior Notes due 2027 bears interest at an annual rate of 3.80% and will mature on August 24, 2027 (together with the first tranche, the “Notes”). The Notes are the Company's general unsecured senior obligations and rank equally with the Company's other unsecured senior indebtedness. The Notes effectively rank junior to secured indebtedness, if any, to the

E*TRADE 2018 10-K | Page 139

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extent of the collateral securing such indebtedness and all liabilities of the Company's subsidiaries. The Notes are not guaranteed by the subsidiaries.
The net proceeds from the issuance of the Notes were used, along with existing corporate cash, to redeem all $540 million aggregate principal amount of the outstanding 5.375% Senior Notes due 2022 and all $460 million aggregate principal amount of the outstanding 4.625% Senior Notes due 2023, including associated redemption premiums, accrued interest, and related fees and expenses. In connection with the redemption, the Company recognized a loss on early extinguishment of debt of $58 million.
Credit Facility
In 2017, the Company entered into a $300 million unsecured committed revolving credit facility with certain lenders which will mature on June 23, 2020. The Company has the ability to borrow against the credit facility for working capital and general corporate purposes. The credit facility has terms which include financial maintenance covenants, with which the Company was in compliance at December 31, 2018. At December 31, 2018, there was no outstanding balance under this revolving credit facility.
Ranking of Debt Seniority
All of the Company’s notes rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and rank senior in right of payment to all its existing and future subordinated indebtedness. However, the notes rank effectively junior to the Company's secured indebtedness to the extent of the collateral securing such indebtedness.

NOTE 15—INCOME TAXES
The components of income tax expense for the years ended December 31, 2018, 2017 and 2016 were as follows (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Current income tax expense (benefit):
State	$13	$(11)	$3
Foreign	—	—	2
Total current	13	(11)	5
Deferred income tax expense (benefit):
Federal	266	399	285
State	73	51	(10)
Total deferred	339	450	275
Non-current income tax expense(1)	14	11	6
Income tax expense	$366	$450	$286

(1)
Non-current income tax expense primarily relates to amortization for investments in qualified affordable housing projects recognized under the proportional amortization method and uncertain tax positions.

Income tax expense for the year ended December 31, 2018 reflects the impact of the TCJA, which was enacted on December 22, 2017 and resulted in remeasurement of certain deferred tax assets and liabilities during the year ended December 31, 2017 at the new statutory federal corporate income tax rate of 21%.

E*TRADE 2018 10-K | Page 140

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the Company recognized $58 million of additional tax expense for the year ended December 31, 2017.
Unrecognized Tax Benefits
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016 (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Unrecognized tax benefits, beginning of period	$25	$28	$29
Additions based on tax positions related to prior years	3	1	1
Additions based on tax positions related to current year	9	11	4
Reductions based on tax positions related to prior years	—	(3)	(3)
Settlements with taxing authorities	(2)	(6)	(1)
Statute of limitations lapses	(4)	(6)	(2)
Unrecognized tax benefits, end of period	$31	$25	$28

The unrecognized tax benefits increased $6 million to $31 million during the year ended December 31, 2018. At December 31, 2018, the Company had $25 million, net of federal benefits, of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.
The following table summarizes the tax years that are either currently under examination or remain open under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
Hong Kong	2012-2018
United Kingdom	2016-2017
United States	2015-2018
Various states(1)	2013-2018

(1)	Major state tax jurisdictions include California, Georgia, Illinois, New Jersey, New York and Virginia.
It is reasonably possible that the Company's unrecognized tax benefits could be reduced by as much as $4 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.
The Company accrues interest and penalties, if any, related to income tax matters in income tax expense. The Company has total reserves for interest and penalties of $3 million and $6 million as of December 31, 2018 and 2017, respectively.

E*TRADE 2018 10-K | Page 141

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes and Valuation Allowances
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets and deferred tax liabilities at December 31, 2018 and 2017 are summarized in the following table (dollars in millions):

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses	$162	$349
Reserves and allowances, net	105	155
Financial instrument valuations	54	35
Deferred compensation	34	34
Tax credits	69	68
Other	1	18
Total deferred tax assets	425	659
Valuation allowance	(20)	(23)
Total deferred tax assets, net of valuation allowance	405	636
Deferred tax liabilities:
Depreciation and amortization	(413)	(385)
Other	(2)	—
Total deferred tax liabilities	(415)	(385)
Deferred tax assets (liabilities), net	$(10)	$251

The Company had $221 million of gross federal net operating losses, or $46 million in deferred tax assets related to these losses, at December 31, 2018. There is no valuation allowance recorded against federal net operating losses, which begin to expire in 2027. In addition, the Company had $2.3 billion of gross state net operating losses, or $114 million in deferred tax assets related to these losses, at December 31, 2018. The $20 million valuation allowance relates to state net operating losses, which expire between 2019 and 2037. Deferred tax assets, net and deferred tax liabilities are recorded in the Other assets and Other liabilities line items respectively on the consolidated balance sheet.
At December 31, 2018, the Company has no undistributed earnings and profits in foreign subsidiaries.
The following table provides a reconciliation of the beginning and ending amount of valuation allowance for the years ended December 31, 2018, 2017, and 2016 (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Valuation allowance, beginning of period	$(23)	$(35)	$(82)
Additions related to reduced federal benefit	—	(4)	—
Reductions related to the wind-down of foreign operations	2	14	—
Reductions related to state valuation allowance release	1	2	47
Valuation allowance, end of period	$(20)	$(23)	$(35)

E*TRADE 2018 10-K | Page 142

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's valuation allowance decreased $3 million to $20 million and decreased $12 million to $23 million at December 31, 2018 and 2017, respectively. Effective January 1, 2016, the Company elected to treat its broker-dealers, E*TRADE Securities and E*TRADE Clearing, as single member LLCs for tax purposes. The election to be treated as single member LLCs and future taxable income projections will result in the utilization of certain state deferred tax assets, primarily state net operating losses, against which the Company had recorded valuation allowances. Accordingly, the Company recognized a tax benefit of $25 million for the year ended December 31, 2016.
Effective Tax Rate
The effective tax rate differed from the federal statutory rate as summarized in the following table for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Federal statutory tax rate	21.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.1	4.2	3.9
Difference between statutory rate and foreign effective tax rate	—	—	0.2
Tax exempt income	—	—	(0.1)
Disallowed executive compensation	0.2	0.1	0.2
Change in valuation allowances	—	(0.1)	(5.5)
Tax credits	(0.1)	(0.3)	(0.7)
Estimated reserve for uncertain tax positions	0.2	(0.3)	0.1
Deferred tax adjustments	(0.5)	(0.3)	1.3
Tax reform adjustments	—	5.5	—
Excess tax benefit on share-based compensation	(0.6)	(0.7)	—
Other	0.5	(0.9)	(0.3)
Effective tax rate	25.8%	42.2%	34.1%

E*TRADE 2018 10-K | Page 143

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—SHAREHOLDERS' EQUITY

Preferred Stock
The following table presents the preferred stock outstanding (in millions except total shares outstanding and per share data):

					Carrying Value at December 31,
Description	Issuance Date	Per Annum Dividend Rate	Total Shares Outstanding	Liquidation Preference per Share	2018	2017
Series A
Fixed-to-Floating Rate Non-Cumulative	8/25/2016	5.875% to, but excluding, 9/15/2026; 3-mo LIBOR + 4.435% thereafter	400,000	$1,000	$394	$394
Series B
Fixed-to-Floating Rate Non-Cumulative	12/6/2017	5.30% to, but excluding, 3/15/2023; 3-mo LIBOR + 3.16% thereafter	3,000	$100,000	295	295
Total			403,000		$689	$689

The following table presents the cash dividend paid on preferred stock (in millions except per share data):

Year Ended December 31, 2018					Year Ended December 31, 2017
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid	Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/8/2018	2/28/2018	3/15/2018	$29.38	$12	2/2/2017	2/28/2017	3/15/2017	$32.64	$13
7/26/2018	8/31/2018	9/17/2018	$29.38	12	8/2/2017	8/31/2017	9/15/2017	$29.38	12
Series B (1)
7/26/2018	8/31/2018	9/17/2018	$4,107.50	12
Total				$36					$25

(1)	Dividends are non-cumulative and payable semi-annually, if declared.
On February 7, 2019, the Company's Board of Directors declared cash dividends of $29.38 per share on its Series A Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock and $2,650.00 per share (equivalent to $26.50 per depositary share) on its Series B Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock. The dividends are payable on March 15, 2019, to shareholders of record as of the close of business on February 28, 2019.
Common Stock
Dividend on Common Stock
On October 17, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per share, or $36 million, on the Company's outstanding shares of common stock. The dividend was paid on November 15, 2018, to shareholders of record as of the close of business on October 30, 2018. On January 23, 2019, the Company declared a cash dividend for the first quarter of $0.14 per share on our outstanding

E*TRADE 2018 10-K | Page 144

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of common stock. The dividend of $35 million was paid on February 15, 2019, to shareholders of record as of the close of business on February 1, 2019.
Share Repurchases
On July 20, 2017, the Company announced that its Board of Directors authorized the repurchase of up to $1 billion of shares of its common stock. During 2018, the Company completed this $1 billion share repurchase program with the repurchase of 11.0 million shares of common stock at an average price of $58.15 per share, or $638 million during the year. In October 2018, the Company announced that its Board of Directors authorized a new $1 billion share repurchase program. As of December 31, 2018, the Company had repurchased 10.3 million shares of common stock at an average price of $48.53 per share under the new program. In total, we utilized $1.1 billion to repurchase 21.3 million shares at an average price of $53.49 under these programs during the year ended December 31, 2018. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.
Other Common Stock Activity
Other common stock activity includes shares withheld to pay taxes for share-based compensation, exercises of stock options, and other activity. During the year ended December 31, 2017, it also includes a $3 million conversion of the Company's convertible debentures into 0.3 million shares of common stock. There were no conversions of convertible debentures during the year ended December 31, 2018.
Accumulated Other Comprehensive Loss
The following tables present after-tax changes in each component of accumulated other comprehensive loss (dollars in millions):

Total (1)
Balance, December 31, 2017	$(26)
Other comprehensive loss before reclassifications	(203)
Amounts reclassified from accumulated other comprehensive loss	(31)
Transfer of held-to-maturity securities to available-for-sale securities(2)	6
Net change	(228)
Cumulative effect of hedge accounting adoption	(7)
Reclassification of tax effects due to federal tax reform	(14)
Balance, December 31, 2018(3)	$(275)

(1)	During the year ended December 31, 2018, the accumulated other comprehensive loss activity was related to available-for-sale securities.

(2)
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million, or $6 million net of tax, were transferred from held-to-maturity securities to available-for-sale securities during the year ended December 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

(3)
Includes unamortized unrealized pre-tax losses of $22 million at December 31, 2018 of which $16 million is related to the transfer of available-for-sale securities to held-to-maturity securities during the year ended December 31, 2018.

E*TRADE 2018 10-K | Page 145

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2016	$(139)	$2	$(137)
Other comprehensive income before reclassifications	137	—	137
Amounts reclassified from accumulated other comprehensive loss	(24)	(2)	(26)
Net change	113	(2)	111
Balance, December 31, 2017	$(26)	$—	$(26)

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2015	$(101)	$2	$(99)
Other comprehensive loss before reclassifications	(5)	—	(5)
Amounts reclassified from accumulated other comprehensive loss	(33)	—	(33)
Net change	(38)	—	(38)
Balance, December 31, 2016	$(139)	$2	$(137)

The following table presents other comprehensive income (loss) activity and the related tax effect (dollars in millions):

	Year Ended December 31,
	2018			2017			2016
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$(272)	$69	$(203)	$213	$(76)	$137	$(10)	$5	$(5)
Reclassification into earnings, net	(42)	11	(31)	(39)	15	(24)	(53)	20	(33)
Transfer of held-to-maturity securities to available-for-sale securities	7	(1)	6	—	—	—	—	—	—
Net change from available-for-sale securities	(307)	79	(228)	174	(61)	113	(63)	25	(38)
Reclassification of foreign currency translation into earnings, net	—	—	—	(2)	—	(2)	—	—	—
Other comprehensive income (loss)	$(307)	$79	$(228)	$172	$(61)	$111	$(63)	$25	$(38)

E*TRADE 2018 10-K | Page 146

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive loss (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Items in the Consolidated Statement of Income
	Year Ended December 31,
	2018	2017	2016
Available-for-sale securities:	$45	$39	$53	Gains on securities and other, net
	(3)	—	—	Interest income
	42	39	53	Reclassification into earnings, before tax
	(11)	(15)	(20)	Income tax expense
	$31	$24	$33	Reclassification into earnings, net

Foreign currency translation:	$—	$2	$—	Other non-interest expenses
	$—	$2	$—	Reclassification into earnings, net

NOTE 17—EARNINGS PER SHARE
The following table presents a reconciliation of basic and diluted earnings per common share (in millions, except share data and per share amounts):

	Year Ended December 31,
	2018	2017	2016

Net income	$1,052	$614	$552
Less: Preferred stock dividends	36	25	—
Net income available to common shareholders	$1,016	$589	$552

Share data (in thousands):
Basic weighted-average shares outstanding	260,600	273,190	277,789
Effect of weighted-average dilutive securities:
Restricted stock and options(1)	1,053	1,076	872
Convertible debentures	16	86	387
Diluted weighted-average shares outstanding(2)	261,669	274,352	279,048

Basic earnings per common share	$3.90	$2.16	$1.99
Diluted earnings per common share(2)	$3.88	$2.15	$1.98

(1)	Includes dilutive restricted stock units and awards, dividend equivalent units, employee stock purchase plan shares and stock options.

(2)
The amount of certain restricted stock and options excluded from the calculations of diluted earnings per share due to the anti-dilutive effect was not material for the year ended December 31, 2018, 2017 and 2016.

E*TRADE 2018 10-K | Page 147

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18—SHARE-BASED COMPENSATION, EMPLOYEE INCENTIVE AND RETIREMENT PLANS
Share-Based Compensation Plans
In 2015, the Company adopted and the shareholders approved the 2015 Omnibus Incentive Plan (2015 Plan), which replaced the 2005 Stock Incentive Plan (2005 Plan). The 2015 Plan provides the Company the ability to grant equity awards to officers, directors, employees and consultants, including, but not limited to, nonqualified or incentive stock options, restricted stock awards, restricted stock units and deferred restricted stock units at a price based on the date of the grant approved by the Board. The Company typically issues new shares upon exercise of stock options and vesting of other equity awards.
Under the 2015 Plan, the remaining unissued authorized shares of the 2005 Plan that are not subject to outstanding awards thereunder were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 2005 Plan that were subsequently canceled, forfeited, or reacquired by the Company would be authorized for issuance under the 2015 Plan. As of December 31, 2018, 8.0 million shares were available for grant under the 2015 Plan.
The Company recognized $46 million, $41 million and $30 million in share-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. Total unrecognized compensation expense related to non-vested restricted stock awards, restricted stock units, and performance share units was $48 million as of December 31, 2018. This cost is expected to be recognized over a weighted-average period of 1.4 years.
Employee Stock Option Plans
Through 2011, the Company issued options to directors and to certain of the Company's officers and employees. Options generally vest ratably over a two- to four-year period from the date of grant and expire within seven to ten years from the date of grant. Certain options provide for accelerated vesting upon a change of control. The Company measures compensation expense based on the exercise price which is equal to the fair value of the shares on the grant date. As of December 31, 2018, there were less than 0.1 million options outstanding and no unrecognized compensation expense related to non-vested stock options.
Restricted Stock Awards
The Company issues restricted stock awards to directors. Restricted stock awards are issued at the fair value on the date of grant and vest one year from the date of issuance. At December 31, 2018 there were less than 0.1 million restricted stock awards outstanding.
Restricted Stock and Performance Share Units
The Company issues restricted stock units to certain of the Company's officers and employees. Each restricted stock unit can be converted into one share of the Company’s common stock upon vesting. These restricted stock units are issued at the fair value on the date of grant and vest ratably over the requisite service period, generally one to four years. Non-employee directors may also elect to defer all or a portion of their cash and equity compensation into deferred restricted stock units.
Beginning in 2015, the Company also issued performance share units to certain of the Company’s officers. Each performance share unit can be converted into one share of the Company’s common stock upon

E*TRADE 2018 10-K | Page 148

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

vesting. Vesting of performance share units is contingent upon achievement of certain predefined performance targets over the performance period. These performance share units are issued at the fair value on the date of grant and vest over three successive one-year performance periods based upon the achievement of performance targets.
A summary of restricted stock and performance stock unit activity is presented below (shares in thousands):

	Restricted Stock Units		Performance Share Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	2,444	$29.02	181	$43.64
Granted(1)	903	50.14	169	44.21
Vested(1)	(1,293)	28.07	(121)	34.97
Forfeited	(67)	39.25	—	—
Outstanding at December 31, 2018	1,987	$39.87	229	$48.66

Expected to vest at December 31, 2018	1,902	$38.48

(1)	The number of performance share units granted and vested includes the impact of the achievement of performance targets.
The total fair value of restricted stock awards, restricted stock units and performance share units that vested was $76 million, $58 million and $48 million during the years ended December 31, 2018, 2017 and 2016, respectively.
On the date that the Company pays a common stock dividend, holders of restricted stock units, deferred restricted stock units and performance stock units are granted dividend equivalent units which are forfeitable and are subject to the same vesting terms as the stock units with respect to which they have been awarded. The amount of such dividend equivalent units are not material to the year ended December 31, 2018 and are included in the number of shares granted.
Employee Incentive and Retirement Plans
Employee Stock Purchase Plan
In May 2018, the shareholders of the Company approved the 2018 Employee Stock Purchase Plan (2018 ESP Plan), and reserved 4.0 million shares of common stock for sale to employees at a price no less than 85% of the fair market value per share of the common stock on the purchase date. The Company currently offers six month enrollment periods at the end of which employees can purchase shares of the Company's common stock at a price equal to 95% of the closing market price on the date of purchase. The initial offering period began on September 1, 2018. No share-based compensation expense was recorded in connection with the 2018 ESP Plan as it was deemed non-compensatory. No shares were purchased under the plan during the year ended December 31, 2018.
401(k) Plan
The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $19 million, $11 million and $11 million for the years ended December 31, 2018, 2017, and 2016 respectively.

E*TRADE 2018 10-K | Page 149

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—REGULATORY REQUIREMENTS

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
At December 31, 2018 and 2017, all of the Company’s broker-dealer and FCM subsidiaries met applicable minimum net capital requirements. The following table presents a summary of the minimum net capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
December 31, 2018:
E*TRADE Securities(1)	$209	$1,294	$1,085
E*TRADE Futures	1	26	25
International broker-dealer	—	18	18
Total	$210	$1,338	$1,128
December 31, 2017:
E*TRADE Securities	$211	$1,213	$1,002
E*TRADE Futures	4	19	15
International broker-dealer	—	19	19
Total	$215	$1,251	$1,036

(1)	E*TRADE Securities paid dividends of $610 million to the parent company during the year ended December 31, 2018 and $250 million in February 2019.
Bank Capital Requirements
E*TRADE Financial and its bank subsidiaries, E*TRADE Bank and E*TRADE Savings Bank, are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial condition and results of operations of these entities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, these entities must meet specific capital guidelines that involve quantitative measures of

E*TRADE 2018 10-K | Page 150

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. In addition, the Company's bank subsidiaries may not pay dividends to the parent company without the non-objection, or in certain cases the approval, of their regulators, and any loans by the bank subsidiaries to the parent company or its other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization and other requirements. The capital amounts and classifications of these entities are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
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

	December 31, 2018					December 31, 2017
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,097	6.6%	$3,101	5.0%	$996	$4,386	7.4%	$2,976	5.0%	$1,410
Common Equity Tier 1	$3,408	31.1%	$713	6.5%	$2,695	$3,773	33.9%	$722	6.5%	$3,051
Tier 1 risk-based	$4,097	37.3%	$877	8.0%	$3,220	$4,386	39.5%	$889	8.0%	$3,497
Total risk-based	$4,143	37.8%	$1,097	10.0%	$3,046	$4,874	43.8%	$1,111	10.0%	$3,763
E*TRADE Bank(1)(2)
Tier 1 leverage	$3,484	7.1%	$2,461	5.0%	$1,023	$3,620	7.6%	$2,394	5.0%	$1,226
Common Equity Tier 1	$3,484	34.9%	$650	6.5%	$2,834	$3,620	35.7%	$660	6.5%	$2,960
Tier 1 risk-based	$3,484	34.9%	$800	8.0%	$2,684	$3,620	35.7%	$812	8.0%	$2,808
Total risk-based	$3,521	35.2%	$999	10.0%	$2,522	$3,694	36.4%	$1,015	10.0%	$2,679
E*TRADE Savings Bank(1)
Tier 1 leverage	$1,456	26.6%	$273	5.0%	$1,183	$904	26.6%	$170	5.0%	$734
Common Equity Tier 1	$1,456	169.4%	$56	6.5%	$1,400	$904	111.1%	$53	6.5%	$851
Tier 1 risk-based	$1,456	169.4%	$69	8.0%	$1,387	$904	111.1%	$65	8.0%	$839
Total risk-based	$1,456	169.4%	$86	10.0%	$1,370	$905	111.2%	$81	10.0%	$824

(1)
Basel III includes a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 capital (4.5%), Tier 1 risk-based capital (6.0%), and Total risk-based capital (8.0%). This requirement was effective beginning on January 1, 2016, and became fully phased-in during 2019.

(2)	E*TRADE Bank paid dividends of $540 million to the parent company during the year ended December 31, 2018.

E*TRADE 2018 10-K | Page 151

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—LEASE ARRANGEMENTS
The Company has non-cancelable operating leases for facilities through 2031. Future minimum lease payments and sublease proceeds under these leases with initial or remaining terms in excess of one year, including leases associated with restructuring activities, are as follows (dollars in millions):

Operating Lease Commitments(1)
Years ending December 31,
2019	$22
2020	30
2021	29
2022	26
2023	26
Thereafter	136
Total future minimum lease payments	$269
Sublease proceeds	(1)
Net lease commitments	$268

(1)	Excludes minimum lease payments and sublease proceeds on the Alpharetta, Georgia lease, which is accounted for as a financing. Refer to Note 9—Property and Equipment, Net for additional information.
Certain leases contain provisions for renewal options and rent escalations based on increases in certain costs incurred by the lessor. Rent expense, net of sublease income, was $28 million, $26 million and $24 million for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense, which is recorded in the occupancy and equipment line item in the consolidated statement of income, excludes costs related to leases associated with restructuring activities, which are recorded in the restructuring and acquisition-related activities line item in the consolidated statement of income.

NOTE 21—COMMITMENTS, CONTINGENCIES AND OTHER REGULATORY MATTERS
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

E*TRADE 2018 10-K | Page 152

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court by the California Court of Appeals, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. After various appeals the case was again remanded back to the trial court. Following the third trial in this matter, in a Judgment and Statement of Decision filed September 16, 2015, the Court denied all claims for royalties by Ajaxo. Ajaxo’s post-trial motions were denied. Ajaxo has appealed to the Court of Appeals, Sixth District. The Company will continue to defend itself vigorously in this matter.
On May 16, 2011, Droplets Inc., the holder of two patents pertaining to user interface servers, filed a complaint in the US District Court for the Eastern District of Texas against E*TRADE Financial Corporation, E*TRADE Securities, E*TRADE Bank and multiple other unaffiliated financial services firms. The plaintiff contends that the defendants engaged in patent infringement under federal law and seeks unspecified damages and an injunction against future infringements, plus royalties, costs, interest and attorneys’ fees. On March 28, 2012, a change of venue was granted and the case was transferred to the United States District Court for the Southern District of New York. The Company's motion for summary judgment on the grounds of non-infringement was granted by the US District Court in a Decision and Order dated March 9, 2015. All remaining claims are stayed pending resolution of issues on Droplet's remaining patents under review by the Patent Trial and Appeal Board (PTAB). After a hearing, the PTAB deemed Droplets’ putative '115 patent to be “unpatentable” on June 23, 2016. In a separate proceeding, the PTAB has also separately deemed Droplets’ putative '838 patent to be “unpatentable.” Droplets appealed to the Circuit Court of Appeals for the District of Columbia. The decision of the PTAB was affirmed on April 19, 2018. The parties entered a Stipulation by which all claims were withdrawn at no cost to the Company. The Stipulation was approved by the Court, and the matter is now closed.
On March 26, 2015, a putative class action was filed in the US District Court for the Northern District of California by Ty Rayner, on behalf of himself and all others similarly situated, naming E*TRADE Financial Corporation and E*TRADE Securities as defendants. The complaint alleges that E*TRADE breached a fiduciary duty and unjustly enriched itself in connection with the routing of its customers’ orders to various market-makers and exchanges. The plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. On April 2, 2017, the District Court dismissed the complaint in Rayner. The plaintiffs in Rayner appealed and the oral argument was heard by the Second Court of Appeals on December 7, 2017. On July 31, 2018, the Second Court of Appeals upheld the dismissal of the complaint. The class plaintiff did not appeal and the matter is now closed.
On July 23, 2016, a putative class action was filed in the US District Court for the Southern District of New York by Craig L. Schwab, on behalf of himself and others similarly situated, naming E*TRADE Financial Corporation, E*TRADE Securities, and former Company executives as defendants. The complaint alleges that E*TRADE violated federal securities laws in connection with the routing of its customers’ orders to various market-makers and exchanges. The plaintiff seeks unspecified damages, declaratory relief, restitution, disgorgement of payments received by the Company, and attorneys’ fees. By stipulation both matters are now venued in the Southern District of New York. On July 10, 2017 the Court dismissed the Schwab claims without prejudice. The plaintiff in Schwab filed a third amended complaint on August 9, 2017, which E*TRADE moved to dismiss. On January 22, 2018, the Court dismissed all claims with prejudice. Plaintiffs have appealed to the Second Court of Appeals on October 23, 2018. On October 26, 2018, the Second Court of Appeals upheld the dismissal of the complaint. The class plaintiff did not appeal and the matter is now closed.
On December 26, 2018, a draft FINRA Dispute Resolution Statement of Claim was received on behalf of an E*TRADE customer and the customer's limited liability company. The draft Statement of Claim alleges that E*TRADE Securities, E*TRADE Capital Management and John Does I-XII violated Section 10(b) of the

E*TRADE 2018 10-K | Page 153

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Exchange Act, committed common law fraud, breached fiduciary duties, breached contractual duties, failed to supervise, and were negligent in the maintenance of the LLC’s accounts. The claim relates to margin liquidations from the LLC's accounts in February 2018. No arbitration has yet been filed, but the Company intends to defend itself vigorously in this matter.
In addition to the matters described above, the Company is subject to various legal proceedings and claims that arise in the normal course of business. In each pending matter, the Company contests liability or the amount of claimed damages. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages, or where investigation or discovery have yet to be completed, the Company is unable to estimate a range of reasonably possible losses on its remaining outstanding legal proceedings; however, the Company believes any losses, both individually or in the aggregate, should not be reasonably likely to have a material adverse effect on the consolidated financial condition or results of operations of the Company.
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

E*TRADE 2018 10-K | Page 154

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $67 million in unfunded contingent investment commitments with respect to these investments at December 31, 2018.
At December 31, 2018, the Company had $16 million of certificates of deposit scheduled to mature in less than one year.
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
Prior to 2008, ETB Holdings raised capital through the formation of trusts, which sold TRUPs in the capital markets. The capital securities were required to be redeemed in whole at the due date, which is generally 30 years after issuance. Each trust issued TRUPs at par, with a liquidation amount of $1,000 per capital security. The trusts used the proceeds from the sale of issuances to purchase subordinated debentures issued by ETB Holdings. During the 30-year period prior to the redemption of the TRUPs, ETB Holdings guaranteed the accrued and unpaid distributions on these securities, as well as the redemption price of the securities and certain costs that may be incurred in liquidating, terminating or dissolving the trusts (all of which would otherwise be payable by the trusts). During the year ended December 31, 2018, the Company redeemed its outstanding TRUPs. See Note 13—Other Borrowings and Note 14—Corporate Debt for further details.

E*TRADE 2018 10-K | Page 155

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)
CONDENSED STATEMENT OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2018	2017	2016
Dividends from subsidiaries(1)	$1,150	$350	$858
Other revenues	410	377	328
Total net revenue	1,560	727	1,186
Total non-interest expense	575	611	501
Income before income tax expense and equity in income of consolidated subsidiaries	985	116	685
Income tax expense	149	75	456
Equity in undistributed income of subsidiaries	216	573	323

Net income(2)	1,052	614	552
Other comprehensive income (loss)	(228)	111	(38)
Comprehensive income	$824	$725	$514

(1)	Dividends from subsidiaries includes the gross amount of dividends received.

(2)
Net income available to common shareholders was $1.0 billion and $589 million for the years ended December 31, 2018 and 2017, respectively, and includes the impact of $36 million and $25 million of preferred stock dividends, respectively.

CONDENSED BALANCE SHEET
(In millions)

	December 31,
	2018	2017
ASSETS
Cash and equivalents	$340	$493
Property and equipment, net	169	157
Investment in consolidated subsidiaries	7,722	7,268
Receivable from subsidiaries	24	59
Other assets	175	202
Total assets	$8,430	$8,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$1,409	$991
Other liabilities	459	257
Total liabilities	1,868	1,248
Total shareholders’ equity	6,562	6,931
Total liabilities and shareholders’ equity	$8,430	$8,179

E*TRADE 2018 10-K | Page 156

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$1,052	$614	$552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55	51	48
Equity in undistributed income from subsidiaries	(216)	(573)	(323)
Losses on early extinguishment of debt	—	58	—
Other	292	213	585
Net cash provided by operating activities	1,183	363	862
Cash flows from investing activities:
Capital expenditures for property and equipment	(60)	(59)	(36)
Cash contributions to subsidiaries	(464)	(61)	(766)
Other	2	6	16
Net cash used in investing activities	(522)	(114)	(786)
Cash flows from financing activities:
Proceeds from issuance of senior notes	420	999	—
Payments on senior notes	—	(1,049)	—
Proceeds from issuance of preferred stock	—	300	400
Repurchases of common stock	(1,139)	(362)	(452)
Preferred stock dividends	(36)	(25)	—
Common stock dividends	(36)	—	—
Other	(23)	(35)	(40)
Net cash used in financing activities	(814)	(172)	(92)
(Decrease) increase in cash and equivalents	(153)	77	(16)
Cash and equivalents, beginning of period	493	416	432
Cash and equivalents, end of period	$340	$493	$416

Parent Company Guarantees
Guarantees are contingent commitments issued by the parent for the purpose of guaranteeing the financial obligations of a subsidiary to a third party. The financial obligations of the parent and the relevant subsidiary do not change by the existence of a parent guarantee. Rather, upon the occurrence of certain events, the guarantee shifts ultimate payment responsibility of an existing financial obligation from the relevant subsidiary to the parent company. During the year ended December 31, 2018, no claims had been made against the parent for payment under any guarantees and thus, no obligations have been recognized. The parent has not provided any guarantees that are collateralized.

E*TRADE 2018 10-K | Page 157

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23—QUARTERLY DATA (UNAUDITED)
The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in millions, except per share amounts):

	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total net revenue	$708	$710	$720	$735	$553	$577	$599	$637
Net income	$247	$250	$285	$270	$145	$193	$147	$129
Earnings per share:
Basic	$0.88	$0.95	$1.01	$1.07	$0.48	$0.70	$0.49	$0.48
Diluted	$0.88	$0.95	$1.00	$1.06	$0.48	$0.70	$0.49	$0.48

Net income in the second quarter of 2017 included a $99 million pre-tax benefit for loan losses primarily resulting from refined default assumptions based on the sustained outperformance of converted mortgage loans that had been amortizing for 12 months or longer. Net income in the third quarter of 2017 included a $58 million pre-tax loss on early extinguishment of debt related to the refinancing of higher cost corporate debt. Net income in the fourth quarter of 2017 included $58 million of additional tax expense due to a remeasurement of certain deferred tax assets and liabilities as a result of federal tax reform.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

E*TRADE 2018 10-K | Page 158

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

(c)
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

E*TRADE 2018 10-K | Page 159

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2018 (the Proxy Statement).
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

E*TRADE 2018 10-K | Page 160

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

3.1
Amended and Restated Certificate of Incorporation of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-Q filed on August 4, 2010, Commission File Number 1-11921).

3.2
Certificate of Amendment of the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 11, 2012, Commission File Number 1-11921).

3.3
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 25, 2016, Commission File Number 1-11921).

3.4
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 6, 2017, Commission File Number 1-11921).

3.5
Amended and Restated Bylaws of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 20, 2017, Commission File Number 1-11921).

4.1
Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-05525, filed on July 22, 1996, Commission File Number 1-11921).

4.2
Indenture dated August 25, 2009 between the Company and The Bank of New York Mellon, as Trustee, relating to the 0.00% Convertible Debentures due 2019 (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 25, 2009, Commission File Number 1-11921).

4.3
Third Supplemental Indenture dated June 15, 2011, to the Indenture dated August 25, 2009, among the Company, the guaranteeing subsidiaries party thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 0.00% Convertible Debentures due 2019 (incorporated by reference to Exhibit 4.5 of the Company’s Form 10-Q filed on August 4, 2011, Commission File Number 1-11921).

4.4
Senior Indenture dated November 14, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 14, 2012, Commission File Number 1-11921).

E*TRADE 2018 10-K | Page 161

Exhibit Number	Description
4.5
Second Supplemental Indenture dated November 17, 2014, to the Senior Indenture dated November 14, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 17, 2014, Commission File Number 1-11921).

4.6
Third Supplemental Indenture dated March 5, 2015, to the Senior Indenture dated November 14, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 5, 2015, Commission File Number 1-11921).

4.7
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 25, 2016, Commission File Number 1-11921).

4.8
Form of Certificate representing the Series A Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 25, 2016, Commission File Number 1-11921).

4.9
Indenture, dated as of August 24, 2017, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on August 24, 2017, Commission File Number 1-11921).

4.10
First Supplemental Indenture, dated as of August 24, 2017, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 24, 2017, Commission File Number 1-11921).

4.11
Second Supplemental Indenture, dated as of August 24, 2017, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on August 24, 2017, Commission File Number 1-11921).

4.12
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series B of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 6, 2017, Commission File Number 1-11921).

4.13
Form of Certificate representing the Series B Preferred Stock (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 6, 2017, Commission File Number 1-11921).

4.14
Deposit Agreement, dated as of December 6, 2017, among the Company, The Bank of New York Mellon and the holders from time to time of the depositary receipts described therein (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed on December 6, 2017, Commission File Number 1-11921).

4.15	Form of Depositary Receipt (included in Exhibit 4.14).
4.16
Third Supplemental Indenture, dated as of June 20, 2018, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 20, 2018, Commission File Number 1-11921).

4.17	Form of 2.950% Senior Notes due 2022 (included in Exhibit 4.10).
4.18	Form of 3.800% Senior Notes due 2027 (included in Exhibit 4.11).
4.19	Form of 4.500% Senior Notes due 2028 (included in Exhibit 4.16).
10.1	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2017, Commission File Number 1-11921).
+10.2	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed on February 24, 2010, Commission File Number 1-11921).
E*TRADE 2018 10-K | Page 162

Exhibit Number	Description
+10.3
Amended 2005 Equity Incentive Plan of E*TRADE Financial Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2010, Commission File Number 1-11921).

+10.4	2015 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2015, Commission File Number 1-11921).
+10.5
Form of Executive Restricted Stock Award Agreement for Amended 2005 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed on February 24, 2015, Commission File Number 1-11921).

+10.6
Form of Executive Restricted Stock Unit Award Agreement for 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 10-Q filed on November 1, 2018, Commission File Number 1-11921).

*+10.7	Form of Executive Restricted Stock Unit Award Agreement for 2015 Omnibus Incentive Plan, as adopted January 17, 2019.
+10.8
Form of Restricted Stock Unit Award Agreement for 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 1, 2018, Commission File Number 1-11921).

*+10.9	Form of Restricted Stock Unit Award Agreement for 2015 Omnibus Incentive Plan, as adopted January 17, 2019.
+10.10
Form of Performance Share Unit Award Agreement for 2015 Equity Incentive Plan, as adopted March 12, 2015 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed on February 24, 2016, Commission File Number 1-11921).

*+10.11	Form of Performance Share Unit Award Agreement for 2015 Equity Incentive Plan for Certain Executive Officers, as adopted January 17, 2019.
*+10.12	Form of Performance Share Unit Award Agreement for 2015 Equity Incentive Plan, as adopted January 17, 2019.
+10.13
Form of Restricted Stock Agreement for Non-Employee Directors under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on May 4, 2016, Commission File Number 1-11921).

+10.14
Form of Deferred Restricted Stock Unit Agreement for Non-Employee Directors under the 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on May 4, 2016, Commission File Number 1-11921).

+10.15	Form of Employment Agreement between the Company and Michael J. Curcio (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2018, Commission File Number 1-11921).
*+10.16	Form of Employment Agreement between the Company and Michael A. Pizzi.
+10.17
Employment Agreement dated September 12, 2016 between the Company and Rodger A. Lawson (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 3, 2016, Commission File Number 1-11921).

+10.18
Employment Agreement dated September 12, 2016 between the Company and Karl A. Roessner (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 3, 2016, Commission File Number 1-11921).

+10.19
2017 Addendum, dated February 16, 2017, to the Employment Agreement dated September 12, 2016 between the Company and Karl A. Roessner (incorporated by reference to Exhibit 10.20 of the Company’s Form 10-K filed on February 22, 2017, Commission File Number 1-11921).

+10.20
2018 Addendum, dated February 9, 2018, to the Employment Agreement dated September 12, 2016 between the Company and Karl A. Roessner (incorporated by reference to Exhibit 10.14 of the Company’s Form 10-K filed on February 21, 2018, Commission File Number 1-11921).

*+10.21	2019 Addendum, dated February 8, 2019, to the Employment Agreement dated September 12, 2016 between the Company and Karl A. Roessner.

E*TRADE 2018 10-K | Page 163

Exhibit Number	Description
*+10.22	Summary of Terms of Compensation between the Company and Chad E. Turner.
*+10.23	Form of Change of Control Provisions between the Company and Chad E. Turner.
*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.)

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

+	Exhibit is a management contract or a compensatory plan or arrangement.

E*TRADE 2018 10-K | Page 164

ITEM 16.    FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 20, 2019

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ CHAD E. TURNER
Chad E. Turner
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE 2018 10-K | Page 165

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KARL. A ROESSNER	Director and Chief Executive Officer (Principal Executive Officer)	February 20, 2019
Karl A. Roessner

/S/ CHAD E. TURNER	Chief Financial Officer (Principal Financial Officer)	February 20, 2019
Chad E. Turner

/S/ BRENT B. SIMONICH	Corporate Controller (Principal Accounting Officer)	February 20, 2019
Brent B. Simonich

/S/ RODGER A. LAWSON	Chairman of the Board	February 20, 2019
Rodger A. Lawson

/S/ RICHARD J. CARBONE	Director	February 20, 2019
Richard J. Carbone

/S/ ROBERT J. CHERSI	Director	February 20, 2019
Robert J. Chersi

/S/ JAMES P. HEALY	Director	February 20, 2019
James P. Healy

/S/ KEVIN T. KABAT	Director	February 20, 2019
Kevin T. Kabat

/S/ JAMES LAM	Director	February 20, 2019
James Lam

/S/ SHELLEY B. LEIBOWITZ	Director	February 20, 2019
Shelley B. Leibowitz

/S/ REBECCA SAEGER	Director	February 20, 2019
Rebecca Saeger

/S/ JOSEPH L. SCLAFANI	Director	February 20, 2019
Joseph L. Sclafani

/S/ DONNA L. WEAVER	Director	February 20, 2019
Donna L. Weaver

/S/ JOSHUA A. WEINREICH	Director	February 20, 2019
Joshua A. Weinreich

E*TRADE 2018 10-K | Page 166