Form 10-K/A
period 2018-12-31
E TRADE FINANCIAL CORP
filed 2019-02-21
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A solely for the purpose of including the conformed signatures of Deloitte & Touche LLP on its reports contained in Item 8 and in its consent filed as Exhibit 23.1, which were inadvertently omitted from our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed on February 20, 2019 (Original Report). We possessed manually signed copies of the reports and consent from Deloitte & Touche LLP when we filed the Original Report. For convenience, we are re-filing the entire Annual Report on Form 10-K, as amended. Except for the addition of the conformed signatures referenced above, there have been no changes to any of the financial or other information contained in the Original Report, nor have the disclosures contained therein been updated to reflect any event which occurred at a date subsequent to the date of the Original Report.

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
Dated: February 21, 2019

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ CHAD E. TURNER
Chad E. Turner
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE 2018 10-K | Page 165