Form 10-Q
period 2019-03-31
E TRADE FINANCIAL CORP
filed 2019-05-02
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Commission File Number 1-11921

ETRADE Financial Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-2844166
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
11 Times Square, 32nd Floor, New York, New York 10036
(Address of principal executive offices and Zip Code)
(646) 521-4300
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	ETFC	The NASDAQ Stock Market LLC NASDAQ Global Select Market
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
As of April 30, 2019, there were 244,670,688 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2019

E*TRADE Q1 2019 10-Q | Page i

Unless otherwise indicated, references to "the Company," "we," "us," "our," "E*TRADE" and "E*TRADE Financial" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, E*TRADE Savings Bank, the Converging Arrows logo, Power E*TRADE, Equity Edge Online, Trust Company of America (TCA), now E*TRADE Advisor Services, E*TRADE Advisor Network, and Liberty are trademarks or registered trademarks of E*TRADE Financial Corporation in the United States and in other countries. All other trademarks are the property of their respective owners.

E*TRADE Q1 2019 10-Q | Page ii

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

E*TRADE Q1 2019 10-Q | Page 1

•	changes in government regulation, including interpretations, or actions by our regulators, including those that may result from the implementation and enforcement of regulatory reform legislation

•	adverse developments in any investigations, disciplinary actions or litigation
By their nature forward-looking statements are not guarantees of future performance or results and are subject to risks, uncertainties and assumptions that are difficult to predict or quantify. Actual future results may vary materially from expectations expressed or implied in this report or any of our prior communications. Investors should also consider the risks and uncertainties described elsewhere in this report, including under Part II. Item 1A. Risk Factors and Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report and Part I. Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018, as amended by Amendment No. 1 on Form 10-K/A (the 2018 Annual Report), filed with the Securities and Exchange Commission (SEC), which are incorporated herein by reference. The forward-looking statements contained in this report reflect our expectations only as of the date of this report. Investors should not place undue reliance on forward-looking statements, as we do not undertake to update or revise forward-looking statements, except as required by law.

E*TRADE Q1 2019 10-Q | Page 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (MD&A)
The following discussion should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere in this document and with the 2018 Annual Report.

OVERVIEW
Company Overview
E*TRADE is a financial services company that provides brokerage and related products and services for traders, investors, stock plan administrators and participants, and registered investment advisors (RIAs). Founded on the principle of innovation, we aim to enhance the financial independence of customers through a powerful digital offering that includes tools and educational materials, complemented by professional advice and support, catering to the complex and unique needs of customers to help meet their near- and long-term investing goals. We provide these services through our digital platforms and network of industry-licensed customer service representatives and financial consultants, over the phone, by email and online via two national financial centers and in-person at 30 regional financial centers across the United States. We operate directly and through several subsidiaries, many of which are overseen by governmental and self-regulatory organizations. Our most important subsidiaries are described below:

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

•	E*TRADE Financial Corporate Services, Inc. (E*TRADE Financial Corporate Services) is a provider of software and services for managing equity compensation plans to our corporate clients

•	E*TRADE Futures LLC (E*TRADE Futures) is a registered non-clearing Futures Commission Merchant (FCM) that provides retail futures transaction capabilities for our customers

•	E*TRADE Capital Management LLC (E*TRADE Capital Management) is an RIA that provides investment advisory services for our customers
Delivering a powerful digital offering for our customers is a core pillar of our business strategy and we believe our focus on being a digital leader in the financial services industry is a competitive advantage. We offer a broad range of products and services to customers through the following customer channels:

•	Retail: Our retail channel includes retail brokerage and banking customers that utilize our web, mobile and/or active trading platforms to meet trading, investing and/or banking needs.

•
Institutional: Our institutional channels include Corporate Services and Advisor Services. We provide stock plan administration services for public and private companies globally through our corporate services channel. We also provide custody services to independent RIAs through our advisor services channel.

E*TRADE Q1 2019 10-Q | Page 3

Strategy
Our business strategy is focused on leveraging our brand, hybrid support model, and technology to grow our retail and institutional channels while generating robust earnings and exceptional returns for the benefit of our shareholders.
Leverage our brand, hybrid support model, and leading technology for scale and growth
E*TRADE's unrivaled and tech-forward brand is synonymous with digital brokerage and drives outsized awareness and consideration among business-to-customer and business-to-business audiences. We are able to serve peak volumes across channels with capacity for growth and acquisition through our strong and scalable infrastructure. Our customers benefit from digitally led experiences, complemented by professional advice and support. We cater to the complex and unique needs of traders, investors, stock plan administrators and participants, and independent RIAs.
Empower self-directed retail customers through a powerful digital offering and professional guidance
E*TRADE has three core digital offerings for the retail investor—trading, investing, and banking. With trading, we maintain a leading position among active and derivatives traders through the Power E*TRADE web-based platform and support model. On the investing front we connect customers with a range of easy-to-use wealth management solutions. We are also advancing digital banking capabilities to help increase engagement with customers and prospects.
Capitalize on symbiotic institutional channels to drive growth
E*TRADE's corporate services and advisor services channels are critical for growth. We aim to expand on our #1 position in stock plan administration through innovative digital solutions and expert support—driving growth in retail and institutional relationships. We plan to leverage the power of E*TRADE's brand, digital ethos, and our broad customer base to grow the advisor services channel. We also plan to connect retail customers and stock plan participants seeking higher touch services to top-tier advisors through our recently launched referral network—driving asset growth and retention.
Generate robust earnings growth and returns
We aim to deliver superior returns on customer assets by capturing the full value of our retail and institutional relationships and leveraging E*TRADE's highly scalable model to expand operating margin and generate robust earnings growth. We aim to return a significant portion of our earnings to shareholders and expand return on equity over time.

E*TRADE Q1 2019 10-Q | Page 4

Products and Services
Our hybrid delivery model is available through the following award-winning digital platforms which are complemented by professional advice and support.

Platforms for Retail Channel	Platforms for Institutional Channel

Web	Equity Edge Online(1)
Our easy-to-use site is the primary channel to interact with customers and prospects	Equity Edge Online is the #1 rated platform in the stock plan administration industry that offers automation and flexibility

Mobile(2)	Liberty
Our top-rated mobile applications are industry leading and include integrations with leading artificial intelligence assistants	Liberty is intuitive technology built for RIAs that simplifies the investment and management of client assets

Active Trading Platforms
Active trading platforms include sophisticated trading tools, advanced portfolio and market tracking, and idea generation and analysis

Complemented by professional advice and support

Customer Service	Financial Consultants
Customer service is available 24/7 via phone, email or chat from industry licensed representatives. White glove service is available for highest-tiered customers	Financial consultants are available by phone or at branches to provide one-on-one investing advice

Active Trader Services
Provides specialized support for sophisticated customers with advanced knowledge and skill

(1)	Equity Edge Online was rated #1 in Loyalty and Overall Satisfaction in the 2018, 2017, 2016, 2015, 2014, and 2013 Group Five Stock Plan Administration Industry Report.

(2)	E*TRADE was awarded the #1 Mobile Trading award in StockBrokers.com's 2019 Online Broker Review of 17 firms across 284 different variables.

E*TRADE Q1 2019 10-Q | Page 5

We deliver a broad range of products and services through the retail and institutional customer channels across the following five product areas: Trading, Investing, Banking and Cash Management, Corporate Services and Advisor Services.
Trading
The Company delivers automated trade order placement and execution services, offering our customers a full range of investment vehicles, including US equities, exchange-traded funds (ETFs), options, bonds, futures, American depositary receipts and non-proprietary mutual funds. We also offer margin accounts, enabling qualifying customers to borrow against their securities, supported by robust tools enabling customers to analyze their positions and easily understand collateral requirements. The Company also offers a fully paid lending program which allows customers to earn income on certain securities held in cash accounts when they permit us to lend those securities.
The Company markets trading products and services to active traders and self-directed investors. Products and services are delivered through web, desktop and mobile platforms. Trading and investing tools are supported by guidance, including fixed income, options and futures specialists available on-call for customers. Other tools and resources include independent research and analytics, live and on-demand education, market commentary, and strategies, trading ideas and screeners for major asset classes.
Investing
The Company endeavors to help investors build wealth and address their long-term investing needs through a variety of products and services, a suite of managed products and asset allocation models. These include our Core Portfolios, Blend Portfolios, Dedicated Portfolios, and Fixed Income Portfolios. The Company also offers self-directed digital tools across web and mobile platforms, including mutual fund and ETF screeners, All Star Lists, a collection of pre-built ETF or mutual fund portfolios based on time frame and risk tolerance, an assortment of planning and allocation tools, thematic investing opportunities, education and editorial content. Investors also have access to a wide selection of ETFs and mutual funds, including more than 250 commission-free ETFs and more than 4,400 no-load, no-transaction fee mutual funds.
The Company also offers guidance through a team of licensed financial consultants and Chartered Retirement Planning CounselorsSM at our 30 regional financial centers and through our two national financial centers by phone, email and online. Customers can receive complimentary portfolio reviews and personalized investment recommendations.
Banking and Cash Management Capabilities
The Company's banking and cash management capabilities include deposit accounts insured by the FDIC, which are fully integrated into customer brokerage accounts. Among other features, E*TRADE Bank's customers are able to transfer to and from accounts at E*TRADE and elsewhere for free and checking account customers have access to debit cards with ATM fee refunds, online and mobile bill pay, and mobile check deposits. E*TRADE Bank's savings account offerings include the Premium Savings Account, which provides a higher yield to savings account customers as compared to our other deposit products. The E*TRADE Line of Credit program allows customers to borrow against the market value of securities pledged as collateral.

E*TRADE Q1 2019 10-Q | Page 6

Corporate Services
Through our industry-leading platform, Equity Edge Online, we serve approximately 20% of S&P 500 companies, including nearly 40% of technology companies and over 50% of healthcare companies within the S&P 500 index. The Company offers management of employee stock option plans, employee stock purchase plans, and restricted stock plans with fully-automated stock plan administration. Accounting, reporting and scenario modeling tools are also available. The integrated stock plan solutions include multi-currency settlement and delivery, and streamlined tax calculation. Additionally, corporate clients are offered 10b5-1 plan design and implementation, along with SEC filing assistance and automated solutions. Through our platform, participants have enhanced visibility into the creation and approval of their plan through digital tools and resources. Participants have full access to E*TRADE's robust investing and trading capabilities, including tailored education and planning tools, and dedicated stock plan service representatives.
Corporate Services is an important driver of account and asset growth, serving as a conduit to the retail channel. Over the last 12 months ending March 31, 2019, there were $99 billion of gross inflows into our corporate services channel, driven by $26 billion of new corporate client implementations and $73 billion of new grants and employee stock purchase plan transactions. Over this same 12 month period, domestic stock plan participants generated $27 billion of net proceeds through transactions of vested assets. These participant proceeds represent a key source of net new assets for the retail customer channel.
Advisor Services
Through our proprietary technology platform, Liberty, the Company offers sophisticated modeling, rebalancing, reporting, and practice management capabilities that are fully customizable for the RIA. E*TRADE's financial consultants can refer retail customers to pre-qualified RIAs on our custody platform through our referral program, the E*TRADE Advisor Network. We expect the E*TRADE Advisor Network will improve the Company's ability to drive asset growth and retain customers seeking specialized services and sophisticated advice.
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

E*TRADE Q1 2019 10-Q | Page 7

Key Performance Metrics
Management monitors customer activity and corporate metrics to evaluate the Company’s performance. The most significant of these are displayed below.
In the first quarter of 2019, the Company updated the structure of its customer activity metrics to better align to its retail and institutional customer channels. Additionally, the Company has refined the presentation of certain customer activity metrics, as follows:

•	Commissionable trades: The definition of trades was updated to capture only commissionable trades (this impacts DARTs, derivative DARTs percentage, and average commission per trade).

•
Customer accounts: The definition of accounts was updated to align the minimum threshold for gross new and end of period retail accounts to $25. The definition for gross new retail accounts sourced from Corporate Services was also updated to include only those accounts which maintain a minimum balance of $25 at the end of the reporting period or trade within the reporting period.

These updates have been reflected in the customer activity metrics for all periods presented and did not have an impact on the Company’s financial statements.

E*TRADE Q1 2019 10-Q | Page 8

Customer Activity Metrics
Daily Average Revenue Trades (DARTs) is an important measure of customer trading activity, and is a key driver of commissions revenue. DARTs were 279,405 and 299,673 for the three months ended March 31, 2019 and 2018, respectively.
Derivative DARTs, a key component of overall DARTs that represents advanced trading activities by our customers, is the daily average number of options and futures trades, and Derivative DARTs percentage is the mix of options and futures trades as a component of total DARTs. Derivative DARTs were 90,042 and 96,806 for the three months ended March 31, 2019 and 2018, respectively. Derivative DARTs represented 32% of total DARTs for both the three months ended March 31, 2019 and 2018.

Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $7.17 and $7.51 for the three months ended March 31, 2019 and 2018, respectively.
Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Margin receivables were $10.3 billion and $10.5 billion at March 31, 2019 and 2018, respectively.

E*TRADE Q1 2019 10-Q | Page 9

End of period accounts and net new accounts are indicators of our ability to attract and retain customers. The following table presents end of period accounts by channel:

	1Q 2019	4Q 2018	3Q 2018	2Q 2018	1Q 2018
End of period retail accounts	5,088,597	5,007,767	4,056,416	3,992,575	3,955,131
End of period advisor services accounts	151,222	151,241	150,063	147,640	—
End of period corporate services accounts	1,817,983	1,763,829	1,735,675	1,666,354	1,532,329
End of period accounts	7,057,802	6,922,837	5,942,154	5,806,569	5,487,460

The following table presents net new accounts and annualized growth rates by channel:

	1Q 2019	4Q 2018	3Q 2018	2Q 2018	1Q 2018
Net new retail accounts	80,830	951,351	63,841	37,444	55,909
Net new advisor services accounts	(19)	1,178	2,423	147,640	—
Net new corporate services accounts	54,154	28,154	69,321	134,025	39,953
Net new accounts	134,965	980,683	135,585	319,109	95,862

Net new retail account growth rate	6.5%	93.8%	6.4%	3.8%	5.7%
Net new advisor services account growth rate	(0.1)%	3.1%	6.6%	100.0%	—%
Net new corporate services account growth rate	12.3%	6.5%	16.6%	35.0%	10.7%
Net new total account growth rate	7.8%	66.0%	9.3%	23.3%	7.1%

We added 1,057,956 net new accounts as part of acquisitions during the year ended December 31, 2018, including 145,891 advisor services accounts related to the TCA acquisition in the three months ended June 30, 2018 and 912,065 retail accounts related to the Capital One account acquisition in the three months ended December 31, 2018.

E*TRADE Q1 2019 10-Q | Page 10

Total customer assets is an indicator of the value of our relationship with our customers. An increase generally indicates that the use of our products and services is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. The following table presents the significant components of total customer assets (dollars in millions):

	1Q 2019	4Q 2018	3Q 2018	2Q 2018	1Q 2018
Security holdings	$279,289	$241,921	$274,469	$257,637	$226,823
Cash and deposits	61,691	60,198	58,376	57,676	56,854
Retail and advisor services assets	340,980	302,119	332,845	315,313	283,677
Corporate services vested assets	140,637	111,977	139,994	125,341	109,092
Retail, advisor services, and corporate services vested assets	481,617	414,096	472,839	440,654	392,769
Corporate services unvested holdings	115,386	94,360	119,469	107,956	95,345
Total customer assets	$597,003	$508,456	$592,308	$548,610	$488,114
Customer cash and deposits is a significant component of total customer assets as it is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. The following table presents the significant components of total customer cash and deposits (dollars in millions):

	1Q 2019	4Q 2018	3Q 2018	2Q 2018	1Q 2018
Sweep deposits	$38,639	$39,322	$37,998	$37,794	$37,927
Customer payables	10,600	10,117	10,534	9,959	8,947
Savings, checking and other banking assets	7,689	5,991	5,076	4,870	4,975
Total on-balance sheet cash	56,928	55,430	53,608	52,623	51,849
Sweep deposits at unaffiliated financial institutions	3,011	3,009	3,007	3,505	3,444
Money market funds and other	1,752	1,759	1,761	1,552	1,561
Total customer cash held by third parties(1)	4,763	4,768	4,768	5,057	5,005
Total customer cash and deposits	$61,691	$60,198	$58,376	$57,680	$56,854

(1)
Customer cash held by third parties is maintained at unaffiliated financial institutions. Customer cash held by third parties is not reflected in the Company's consolidated balance sheet and is not immediately available for liquidity purposes.

E*TRADE Q1 2019 10-Q | Page 11

Net new retail and advisor services assets equals total inflows to new and existing retail and advisor services accounts less total outflows from closed and existing retail and advisor services accounts. The net new retail and advisor services assets metric is a general indicator of the use of our products and services by new and existing retail and advisor services customers. Net new retail and advisor services assets were $4.7 billion and $5.3 billion for the three months ended March 31, 2019 and 2018, respectively. The following table presents annualized net new retail and advisor services assets growth rates:

	1Q 2019	4Q 2018	3Q 2018	2Q 2018	1Q 2018
Net new retail assets growth rate	6.8%	25.2%	4.2%	3.3%	7.6%
Net new advisor services assets growth rate	(3.5)%	3.9%	7.6%	100.0%	—%
Net new retail and advisor services assets growth rate	6.2%	24.0%	4.4%	29.5%	7.6%
We added $33.5 billion in net new retail and advisor services assets as part of acquisitions during the year ended December 31, 2018, including $18.4 billion in advisor services assets related to the TCA acquisition during the three months ended June 30, 2018 and $15.1 billion in retail assets related to the acquisition of customer accounts from Capital One during the three months ended December 31, 2018.
Corporate Metrics:
Earnings per diluted common share is the portion of a company's profit allocated to each diluted share of common stock and is a key indicator of the Company's profitability. Earnings per diluted share was $1.09 and $0.88 for the three months ended March 31, 2019 and 2018, respectively.
Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 52% and 47% for the three months ended March 31, 2019 and 2018, respectively.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses which is not viewed as a key factor governing our investment in the business and is excluded by management when evaluating operating margin performance. Adjusted operating margin was 50% and 44% for the three months ended March 31, 2019 and 2018, respectively. See MD&A—Earnings Overview for a reconciliation of adjusted operating margin to operating margin.

E*TRADE Q1 2019 10-Q | Page 12

Capital return to shareholders represents the amount of earnings returned to shareholders through share repurchases and common stock dividends and Capital return percentage to shareholders is capital returned to shareholders as a percentage of net income available to common shareholders. Capital return to shareholders was $155 million and $1.2 billion for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. Capital return percentage to shareholders was 57% and 116% for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. In addition, the Company also returned capital to shareholders in the form of shares withheld for taxes of $16 million and $28 million for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively.
Return on common equity is calculated by dividing net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Return on common equity was 19% and 15% for the three months ended March 31, 2019 and 2018, respectively.
Adjusted return on common equity is a non-GAAP measure calculated by dividing adjusted net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Adjusted net income available to common shareholders is a non-GAAP measure which excludes the provision (benefit) for loan losses which is not viewed as a key factor governing our investment in the business and is excluded by management when evaluating return on common equity performance. Adjusted return on common equity was 18% and 14% for the three months ended March 31, 2019 and 2018, respectively. See MD&A—Earnings Overview for a reconciliation of adjusted net income available to common shareholders to net income and adjusted return on common equity to return on common equity.

E*TRADE Q1 2019 10-Q | Page 13

Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Cash and equivalents was $523 million and $498 million at March 31, 2019 and 2018, respectively, while corporate cash was $329 million and $439 million for the same periods. See MD&A—Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.
Average interest-earning assets, along with net interest margin, are indicators of our ability to generate net interest income. Average interest-earning assets were $61.0 billion and $59.8 billion for the three months ended March 31, 2019 and 2018, respectively.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 3.23% and 2.97% for the three months ended March 31, 2019 and 2018, respectively.

E*TRADE Q1 2019 10-Q | Page 14

Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 6.7% and 7.3% at March 31, 2019 and 2018, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.1% and 7.6% at March 31, 2019 and 2018, respectively. The internal threshold for E*TRADE Financial's Tier 1 leverage ratio is 6.5% and the internal threshold for E*TRADE Bank's Tier 1 leverage ratio is 7.0%. See MD&A—Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Total employees is the key driver of compensation and benefits expense, our largest non-interest expense category. Total employees were 4,105 and 3,768 at March 31, 2019 and 2018, respectively.

E*TRADE Q1 2019 10-Q | Page 15

EARNINGS OVERVIEW
We generated net income of $290 million on total net revenue of $755 million for the three months ended March 31, 2019. The following chart presents a reconciliation of net income for the three months ended March 31, 2018 to net income for the three months ended March 31, 2019 (dollars in millions):

(1)	Includes gains on securities and other, net and other revenue.

(2)	Includes professional services, occupancy and equipment, depreciation and amortization, FDIC insurance premiums, amortization of other intangibles and other non-interest expenses.

E*TRADE Q1 2019 10-Q | Page 16

The following table presents significant components of the consolidated statement of income (dollars in millions, except per share amounts):

	Three Months Ended March 31,		Variance
			2019 vs. 2018
	2019	2018	Amount	%
Net interest income	$492	$445	$47	11%
Total non-interest income	263	263	—	—%
Total net revenue	755	708	47	7%
Provision (benefit) for loan losses	(12)	(21)	9	(43)%
Total non-interest expense	375	395	(20)	(5)%
Income before income tax expense	392	334	58	17%
Income tax expense	102	87	15	17%
Net income	$290	$247	$43	17%
Preferred stock dividends	20	12	8	67%
Net income available to common shareholders	$270	$235	$35	15%
Diluted earnings per common share	$1.09	$0.88	$0.21	24%
Net income increased 17% to $290 million, or $1.09 per diluted share, for the three months ended March 31, 2019 compared to the same period in 2018. Net income available to common shareholders was $270 million for the three months ended March 31, 2019, which reflects payment of $20 million in preferred stock dividends, compared to $235 million for the same period in 2018, which reflects payment of $12 million in preferred stock dividends. The increase in net income was driven by higher net interest income due to a larger average balance sheet, an improvement in net interest margin and higher fees and service charges, that were offset by decreased commissions revenue driven by lower trading volume. Lower non-interest expense also contributed to increased net income, which was driven by lower advertising and market development, clearing and servicing and communications expense, partially offset by increased compensation and benefits expense. These drivers of increased net income were partially offset by a lower benefit for loan losses during the three months ended March 31, 2019.
Net Revenue
The following table presents the significant components of net revenue (dollars in millions):

	Three Months Ended March 31,		Variance
			2019 vs. 2018
	2019	2018	Amount	%
Net interest income	$492	$445	$47	11%
Commissions	122	137	(15)	(11)%
Fees and service charges	118	105	13	12%
Gains on securities and other, net	11	10	1	10%
Other revenue	12	11	1	9%
Total non-interest income	263	263	—	—%
Total net revenue	$755	$708	$47	7%
Net Interest Income
Net interest income increased 11% to $492 million for the three months ended March 31, 2019 compared to the same period in 2018. Net interest income is earned primarily through investment securities, margin receivables and our legacy mortgage and consumer loan portfolio, offset by funding costs.

E*TRADE Q1 2019 10-Q | Page 17

The following table presents average balance sheet data and interest income and expense data, as well as related net interest margin, yields, and rates (dollars in millions):

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$607	$3	2.31%	$803	$3	1.42%
Cash segregated under federal or other regulations	986	6	2.63%	795	3	1.62%
Investment securities	46,968	365	3.10%	45,194	290	2.57%
Margin receivables	9,766	126	5.24%	9,466	103	4.41%
Loans(1)	2,058	28	5.48%	2,629	33	5.07%
Broker-related receivables and other	632	4	2.24%	950	4	1.55%
Total interest-earning assets	61,017	532	3.50%	59,837	436	2.92%
Other interest revenue(2)	—	23		—	32
Total interest-earning assets	61,017	555	3.65%	59,837	468	3.14%
Total non-interest-earning assets	4,991			4,787
Total assets	$66,008			$64,624

Sweep deposits	$38,433	$20	0.21%	$38,299	$2	0.02%
Savings deposits	4,968	15	1.22%	2,833	—	0.01%
Other deposits	1,785	—	0.03%	2,046	—	0.02%
Customer payables	10,462	9	0.34%	9,556	1	0.06%
Broker-related payables and other	999	1	0.49%	1,566	1	0.20%
Other borrowings	269	2	3.81%	932	7	3.12%
Corporate debt	1,409	14	3.91%	991	9	3.62%
Total interest-bearing liabilities	58,325	61	0.42%	56,223	20	0.14%
Other interest expense(3)	—	2		—	3
Total interest-bearing liabilities	58,325	63	0.44%	56,223	23	0.17%
Total non-interest-bearing liabilities	1,183			1,329
Total liabilities	59,508			57,552
Total shareholders' equity	6,500			7,072
Total liabilities and shareholders' equity	$66,008			$64,624
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,692	$492	3.23%	$3,614	$445	2.97%

(1)
Nonaccrual loans are included in the average loan balances. Interest payments received on nonaccrual loans are recognized on a cash basis in interest income until it is doubtful that full payment will be collected, at which point payments are applied to principal.

(2)
Other interest revenue is earned on certain securities loaned balances. Interest expense incurred on other securities loaned balances is presented on the broker-related payables and other line item above.

(3)
Other interest expense is incurred on certain securities borrowed balances. Interest income earned on other securities borrowed balances is presented on the broker-related receivables and other line item above.

Average interest-earning assets increased 2% to $61.0 billion for the three months ended March 31, 2019 compared to the same period in 2018. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 4% to $58.3 billion for the three months ended March 31, 2019 compared to the same period in 2018 due to the following:

•
Deposits and customer payables: The increase was primarily driven by higher deposits, as we assumed deposits as part of the acquisition of TCA and retail accounts from Capital One, and from the growth in the Premium Savings Account product first introduced in the second quarter of 2018. These increases were partially offset by customer net buying of $3.3 billion during the three months ended March 31, 2019, compared to net buying of $6.9 billion in the same period in 2018.

E*TRADE Q1 2019 10-Q | Page 18

•
Other interest-bearing liabilities: The increase in customer payables resulted in lower utilization of broker-related payables and other for liquidity management. In addition, net proceeds from the June 2018 issuance of corporate debt were used to redeem the Company's trust preferred securities in the third quarter of 2018, resulting in the increase in corporate debt partially offset by the decrease in other borrowings.

Net interest margin increased 26 basis points to 3.23% for the three months ended March 31, 2019 compared to the same period in 2018. Net interest margin is driven by the mix of average asset and liability balances and the interest rates earned or paid on those balances. The increase during the three months ended March 31, 2019, compared to the same period in 2018, is due to higher interest rates earned on higher margin receivables and investment securities balances, partially offset by increased funding costs due to increased rates paid on deposits, including the Premium Savings Account product, and customer payables during the three months ended March 31, 2019. The increase in rates was largely driven by the four increases in federal funds rates that occurred during 2018. Our net interest margin was also impacted by the continued run-off of our higher yielding legacy mortgage and consumer loan portfolio.
Commissions
Commissions revenue decreased 11% to $122 million for the three months ended March 31, 2019 compared to the same period in 2018. The primary factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DARTs volume decreased 7% to 279,405 for the three months ended March 31, 2019 compared to the same period in 2018. DARTs volume is impacted by market sentiment as well as volatility of the equity markets. Derivative DARTs volume decreased 7% to 90,042 for the three months ended March 31, 2019 compared to the same period in 2018.
Average commission per trade decreased 5% to $7.17 for the three months ended March 31, 2019 compared to the same period in 2018. Average commission per trade is impacted by trade mix and differing commission rates on various trade types (e.g. equities, derivatives, corporate services and mutual funds).
Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Three Months Ended March 31,		Variance
			2019 vs. 2018
	2019	2018	Amount	%
Order flow revenue	$43	$47	$(4)	(9)%
Money market funds and sweep deposits revenue(1)	21	17	4	24%
Advisor management and custody fees	18	11	7	64%
Mutual fund service fees	12	11	1	9%
Foreign exchange revenue	8	8	—	—%
Reorganization fees	6	3	3	100%
Other fees and service charges	10	8	2	25%
Total fees and service charges	$118	$105	$13	12%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third party institutions.

E*TRADE Q1 2019 10-Q | Page 19

Fees and service charges increased 12% to $118 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily driven by increased advisor management and custody fees as a result of the acquisition of TCA and increased money market funds and sweep deposits revenue driven by a higher yield of approximately 165 basis points for the three months ended March 31, 2019 compared to 135 basis points for the same period in 2018. These increases were partially offset by decreased order flow revenue driven by lower trade volume.
Gains on Securities and Other, Net
The following table presents the significant components of gains on securities and other, net (dollars in millions):

	Three Months Ended March 31,		Variance
			2019 vs. 2018
	2019	2018	Amount	%
Gains on available-for-sale securities	$11	$11	$—	—%
Equity method investment income (loss) and other	—	(1)	1	(100)%
Gains on securities and other, net	$11	$10	$1	10%
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $12 million and $21 million for the three months ended March 31, 2019 and 2018, respectively. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs that were not included in our loss estimates. For additional information on management's estimate of the allowance for loan losses, see Note 6—Loans Receivable, Net.
Non-Interest Expense
The following table presents the significant components of non-interest expense (dollars in millions):

	Three Months Ended March 31,		Variance
			2019 vs. 2018
	2019	2018	Amount	%
Compensation and benefits	$164	$152	$12	8%
Advertising and market development	54	60	(6)	(10)%
Clearing and servicing	30	36	(6)	(17)%
Professional services	22	22	—	—%
Occupancy and equipment	32	30	2	7%
Communications	15	31	(16)	(52)%
Depreciation and amortization	21	22	(1)	(5)%
FDIC insurance premiums	4	9	(5)	(56)%
Amortization of other intangibles	15	10	5	50%
Other non-interest expenses	18	23	(5)	(22)%
Total non-interest expense	$375	$395	$(20)	(5)%

E*TRADE Q1 2019 10-Q | Page 20

Compensation and Benefits
Compensation and benefits expense increased 8% to $164 million for the three months ended March 31, 2019 compared to the same period in 2018. The expense increase was primarily driven by a 9% increase in headcount as a result of the TCA acquisition and to support the onboarding of the retail accounts from Capital One, as well as other growth in our business.
Advertising and Market Development
Advertising and market development expense decreased 10% to $54 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily due to lower media and brand production spend as compared to the prior periods.
Clearing and Servicing
Clearing and servicing expense decreased 17% to $30 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily due to lower trading-related expenses, driven by lower trading volume, as well as lower loan servicing expense during the three months ended March 31, 2019.
Communications
Communications expense decreased 52% to $15 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was due to a $14 million benefit related to a change in estimate for previous market data usage.
FDIC Insurance Premiums
FDIC insurance premiums expense decreased 56% to $4 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was driven primarily by the termination of surcharges paid to the Deposit Insurance Fund after it attained the minimum reserve ratio of 1.35 percent of insured deposits in September 2018.
Amortization of Other Intangibles
Amortization of other intangibles expense increased 50% to $15 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase was primarily due to the intangible assets recognized in connection with the acquisition of retail accounts from Capital One and the TCA acquisition.
Other Non-Interest Expenses
Other non-interest expenses decreased 22% to $18 million for the three months ended March 31, 2019 compared to the same period in 2018. The decrease was primarily driven by $5 million in losses during the three months ended March 31, 2018 related to margin lending activity and futures transactions due to high market volatility experienced in early February 2018.
Operating Margin
Operating margin was 52% for the three months ended March 31, 2019 compared to 47% for the same period in 2018. Adjusted operating margin, a non-GAAP measure, was 50% for the three months ended March 31, 2019 compared to 44% for the same period in 2018.

E*TRADE Q1 2019 10-Q | Page 21

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

	Three Months Ended March 31,
	2019		2018
	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$392	52%	$334	47%
Provision (benefit) for loan losses	(12)		(21)
Adjusted income before income tax expense / adjusted operating margin	$380	50%	$313	44%
Return on Common Equity
Return on common equity was 19% for the three months ended March 31, 2019 compared to 15% for the same period in 2018. Adjusted return on common equity, a non-GAAP measure, was 18% for the three months ended March 31, 2019 compared to 14% for the same period in 2018.
Adjusted return on common equity is calculated by dividing adjusted net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Adjusted net income available to common shareholders, a non-GAAP measure, excludes the after-tax impact of the provision (benefit) for loan losses. The following table provides a reconciliation of GAAP net income available to common shareholders and return on common equity percentage to non-GAAP adjusted net income available to common shareholders and adjusted return on common equity percentage (dollars in millions):

	Three Months Ended March 31,
	2019		2018
	Amount	Return on Common Equity %	Amount	Return on Common Equity %
Net income available to common shareholders and return on common equity	$270	19%	$235	15%
Add back impact of the following item:
Provision (benefit) for loan losses	(12)		(21)
Income tax impact	3		5
Net of tax	(9)		(16)
Adjusted net income available to common shareholders and return on common equity	$261	18%	$219	14%
Income Tax Expense
Income tax expense was $102 million and $87 million for the three months ended March 31, 2019 and 2018, respectively. The effective tax rate was 26% for both periods.

E*TRADE Q1 2019 10-Q | Page 22

BALANCE SHEET OVERVIEW
The following table presents the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	March 31,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Assets:
Cash and equivalents	$523	$2,333	$(1,810)	(78)%
Segregated cash	677	1,011	(334)	(33)%
Investment securities	48,898	45,037	3,861	9%
Margin receivables	10,267	9,560	707	7%
Loans receivable, net	1,965	2,103	(138)	(7)%
Receivables from brokers, dealers and clearing organizations	597	760	(163)	(21)%
Goodwill and other intangibles, net	2,961	2,976	(15)	(1)%
Other(1)	1,630	1,223	407	33%
Total assets	$67,518	$65,003	$2,515	4%
Liabilities and shareholders’ equity:
Deposits	$46,328	$45,313	$1,015	2%
Customer payables	10,600	10,117	483	5%
Payables to brokers, dealers and clearing organizations	1,162	948	214	23%
Other borrowings	300	—	300	100%
Corporate debt	1,409	1,409	—	—%
Other liabilities	937	654	283	43%
Total liabilities	60,736	58,441	2,295	4%
Shareholders’ equity	6,782	6,562	220	3%
Total liabilities and shareholders’ equity	$67,518	$65,003	$2,515	4%

(1)	Includes balance sheet line items property and equipment, net and other assets.
Cash and Equivalents
Cash and equivalents decreased 78% to $523 million during the three months ended March 31, 2019. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, see MD&A—Liquidity and Capital Resources and the consolidated statement of cash flows.
Segregated Cash
Cash segregated under federal or other regulations decreased $334 million during the first quarter to $677 million as of March 31, 2019. The level of segregated cash is driven by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we segregate for the exclusive benefit of our brokerage customers. Segregated cash can also be impacted by the level of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank, representing investments that were also segregated under federal or other regulations by E*TRADE Securities and eliminated in consolidation, which increased $850 million to $1.3 billion as of March 31, 2019.

E*TRADE Q1 2019 10-Q | Page 23

Investment Securities
The following table presents the significant components of investment securities (dollars in millions):

			Variance
	March 31,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Available-for-sale securities:
Agency mortgage-backed securities	$23,423	$22,162	$1,261	6%
Other agency debt securities	955	991	(36)	(4)%
US Treasuries	438	—	438	100%
Non-agency debt securities(1)	155	—	155	100%
Total available-for-sale securities	$24,971	$23,153	$1,818	8%
Held-to-maturity securities:
Agency mortgage-backed securities	$20,337	$18,085	$2,252	12%
Other agency debt securities	3,590	3,799	(209)	(6)%
Total held-to-maturity securities	$23,927	$21,884	$2,043	9%
Total investment securities	$48,898	$45,037	$3,861	9%

(1)	Includes non-agency asset-backed securities (ABS) and non-agency commercial mortgage-backed securities.
Securities represented 72% and 69% of total assets at March 31, 2019 and December 31, 2018, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
Margin Receivables
Margin receivables increased 7% to $10.3 billion during the three months ended March 31, 2019. Market valuation of customer assets and market sentiment are economic factors that impact the margin receivables balance.

E*TRADE Q1 2019 10-Q | Page 24

Loans Receivable, Net
The following table presents the significant components of loans receivable, net (dollars in millions):

			Variance
	March 31,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
One- to four-family	$1,003	$1,071	$(68)	(6)%
Home equity	785	836	(51)	(6)%
Consumer	106	118	(12)	(10)%
Securities-based lending(1)	97	107	(10)	(9)%
Total loans receivable	1,991	2,132	(141)	(7)%
Unamortized premiums, net	6	8	(2)	(25)%
Subtotal	1,997	2,140	(143)	(7)%
Less: Allowance for loan losses	32	37	(5)	(14)%
Total loans receivable, net	$1,965	$2,103	$(138)	(7)%

(1)
E*TRADE Line of Credit is a securities-based lending product where customers can borrow against the market value of their securities pledged as collateral. The drawn amount and unused credit line amount totaled $97 million and $220 million, respectively, as of March 31, 2019 and $107 million and $173 million, respectively, as of December 31, 2018.

Loans receivable, net decreased 7% to $2.0 billion during the three months ended March 31, 2019. We expect the remaining legacy mortgage and consumer loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to continue to hold these loans, if the markets improve or our assessment changes, our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Note 6—Loans Receivable, Net.

E*TRADE Q1 2019 10-Q | Page 25

Receivables from and Payables to Brokers, Dealers and Clearing Organizations
The following table presents the significant components of receivables from and payables to brokers, dealers and clearing organizations (dollars in millions):

			Variance
	March 31,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Receivables:
Securities borrowed	$277	$140	$137	98%
Receivables from clearing organizations	255	555	(300)	(54)%
Other	65	65	—	—%
Total	$597	$760	$(163)	(21)%

Payables:
Securities loaned	$1,109	$887	$222	25%
Payables to clearing organizations	6	11	(5)	(45)%
Other	47	50	(3)	(6)%
Total	$1,162	$948	$214	23%
Securities borrowed increased 98% to $277 million during the three months ended March 31, 2019. The increase was driven by a higher demand for securities to cover customer short positions during the period. The 54% decrease in receivables from clearing organizations during the three months ended March 31, 2019 to $255 million was primarily driven by the decreased use of cash collateral for the Company's derivatives transactions utilized for hedging activities.
Securities loaned increased 25% to $1.1 billion during the three months ended March 31, 2019. The increase was driven by higher demand for securities from our counterparties. For additional information on E*TRADE Securities liquidity, see MD&A—Liquidity and Capital Resources.
Deposits
The following table presents the significant components of deposits (dollars in millions):

			Variance
	March 31,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Sweep deposits	$38,639	$39,322	$(683)	(2)%
Savings deposits(1)	5,790	4,133	1,657	40%
Other deposits	1,899	1,858	41	2%
Total deposits	$46,328	$45,313	$1,015	2%

(1)	Includes $3.8 billion and $2.0 billion of deposits at March 31, 2019 and December 31, 2018, respectively, in our Premium Savings Account product.
Deposits represented 76% and 78% of total liabilities at March 31, 2019 and December 31, 2018, respectively.

E*TRADE Q1 2019 10-Q | Page 26

We offer the following sweep deposit account programs to our brokerage customers:

•	Extended insurance sweep deposit account (ESDA) program

•	Retirement sweep deposit account (RSDA) program for retirement plan customers

•	Cash balance program offered by E*TRADE Savings Bank for uninvested cash held in eligible custodial accounts as part of the advisor services offering launched in connection with the TCA acquisition
The programs utilize our bank subsidiaries, in combination with additional third party program banks, as applicable, to allow customers the ability to have aggregate deposits they hold in the programs insured up to $1,250,000 for each category of legal ownership depending on the program. As of March 31, 2019, approximately 99% of sweep deposits were in these programs. Sweep deposits on balance sheet are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.
Other Borrowings
Other borrowings increased to $300 million during the three months ended March 31, 2019, as we utilized Federal Home Loan Bank (FHLB) advances for short-term liquidity and funding needs. See MD&A—Liquidity and Capital Resources for additional information on liquidity and funding sources.

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
Liquidity
Our liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Securities, interest due on our corporate debt, dividend payments on our preferred stock and planned capital returns to holders of our common stock. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. Potential loans by E*TRADE Bank to the parent company or the parent company's other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization, capital and other requirements.
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

E*TRADE Q1 2019 10-Q | Page 27

We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash is monitored as part of our liquidity risk management. Our current corporate cash minimum target is $300 million and covers approximately 18 months of parent company fixed costs, which includes preferred stock dividends, corporate debt service and other overhead costs. The Company maintains $300 million of additional liquidity through an unsecured committed revolving credit facility. The parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from our operating subsidiaries, including E*TRADE Bank and E*TRADE Securities, are additional sources of corporate cash. Subject to regulatory approval or notification, capital generated by these subsidiaries could be distributed to the parent company to the extent the excess capital levels exceed both regulatory capital requirements and internal capital thresholds. As of March 31, 2019, our subsidiaries maintained excess regulatory capital over internal thresholds and paid dividends of $250 million to the parent company during 2019.
The following chart presents the key activities impacting corporate cash and provides a roll forward of corporate cash from December 31, 2018 to corporate cash at March 31, 2019 (dollars in millions):
The following table presents a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	March 31, 2019	December 31, 2018
Consolidated cash and equivalents	$523	$2,333
Less: Cash at regulated subsidiaries	(518)	(2,347)
Add: Cash on deposit at E*TRADE Bank(1)	324	405
Corporate cash	$329	$391

(1)
Corporate cash includes the parent company's deposits placed with E*TRADE Bank. E*TRADE Bank may use these deposits for investment purposes; however, these investments are not included in consolidated cash and equivalents.

E*TRADE Q1 2019 10-Q | Page 28

Corporate cash decreased $62 million to $329 million during the three months ended March 31, 2019 primarily due to the following:

•	$250 million of dividends received from E*TRADE Securities

•	$120 million used for share repurchases

•	$103 million used primarily for parent company overhead less reimbursements from subsidiaries under cost sharing arrangements

•	$35 million used for common stock dividends

•	$20 million used for preferred stock dividends
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
E*TRADE Securities Liquidity
E*TRADE Securities relies on customer payables, securities lending, and internal and external lines of credit to provide liquidity and to fund margin lending. E*TRADE Securities maintains additional liquidity through external lines of credit totaling approximately $1.3 billion. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.
External Liquidity Sources
The following table presents the Company's external lines of credit at March 31, 2019 (dollars in millions):

Description	Maturity	Borrower	Outstanding	Available
Unsecured, committed revolving credit facility(1)	June 2020	ETFC	$—	$300
FHLB secured credit facility	Determined at trade	ETB	$300	$6,231
Federal Reserve Bank discount window	Overnight	ETB	$—	$941
Senior unsecured, committed revolving credit facility(2)	June 2019	ETS	$—	$600
Secured, committed lines of credit	June 2019	ETS	$—	$175
Unsecured, uncommitted lines of credit	June 2019	ETS	$—	$50
Unsecured, uncommitted lines of credit	None	ETS	$—	$75
Secured, uncommitted lines of credit	None	ETS	$—	$375

(1)
The unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to the Company's interest coverage, leverage and regulatory net capital ratios with which the Company was in compliance at March 31, 2019.

(2)
The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at March 31, 2019.

E*TRADE Q1 2019 10-Q | Page 29

Capital Resources
The Company seeks to manage capital levels in support of our business strategy of generating and effectively deploying capital for the benefit of our shareholders, governed by the Company's risk management framework. For additional information on our bank and brokerage capital requirements, refer to Note 13—Regulatory Requirements.
Bank Capital Requirements
At March 31, 2019, our regulatory capital ratios for E*TRADE Financial and E*TRADE Bank were above the minimum ratios required to be "well capitalized." Currently, the internal threshold for E*TRADE Financial's Tier 1 leverage ratio is 6.5% and the internal threshold for E*TRADE Bank's Tier 1 leverage ratio is 7.0%. For additional information on bank regulatory requirements and phase-in periods, refer to Part I. Item 1. Business—Regulation in the Company's 2018 Annual Report.
The following table presents E*TRADE Financial and E*TRADE Bank's capital ratios (dollars in millions):

	E*TRADE Financial		E*TRADE Bank
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Shareholders’ equity	$6,782	$6,562	$3,822	$3,557
Deduct:
Preferred stock	(689)	(689)	—	—
Common Equity Tier 1 capital before regulatory adjustments	$6,093	$5,873	$3,822	$3,557
Add:
Losses in other comprehensive income on available-for-sale debt securities, net of tax	170	275	170	275
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,519)	(2,540)	(285)	(287)
Disallowed deferred tax assets	(166)	(200)	(67)	(61)
Common Equity Tier 1 capital	$3,578	$3,408	$3,640	$3,484
Add:
Preferred stock	689	689	—	—
Tier 1 capital	$4,267	$4,097	$3,640	$3,484
Add:
Other	42	46	32	37
Total capital	$4,309	$4,143	$3,672	$3,521

Average assets for leverage capital purposes	$66,277	$64,767	$51,609	$49,568
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,519)	(2,540)	(285)	(287)
Disallowed deferred tax assets	(166)	(200)	(67)	(61)
Adjusted average assets for leverage capital purposes	$63,592	$62,027	$51,257	$49,220

Total risk-weighted assets(1)	$11,889	$10,970	$10,755	$9,994

Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	6.7%	6.6%	7.1%	7.1%
Common Equity Tier 1 capital / Total risk-weighted assets(1)	30.1%	31.1%	33.9%	34.9%
Tier 1 capital / Total risk-weighted assets	35.9%	37.3%	33.9%	34.9%
Total capital / Total risk-weighted assets	36.3%	37.8%	34.2%	35.2%

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

E*TRADE Q1 2019 10-Q | Page 30

Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At March 31, 2019, these subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. For additional information on our broker-dealer and FCM capital requirements, refer to Note 13—Regulatory Requirements.
Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on these arrangements, refer to Note 14—Commitments, Contingencies and Other Regulatory Matters.

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
We face the following key types of risks: credit, liquidity, market, operational, information technology, data, strategic, reputational, legal, as well as regulatory and compliance. We have a Board-approved Enterprise Risk Appetite Statement (RAS) that is provided to all employees. The RAS specifies significant risk exposures and addresses the Company's tolerance of those risks, which are described in further detail within Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.
We are also subject to other risks that could affect our business, financial condition, results of operations or cash flows in future periods. For additional information see Part I. Item 1A. — Risk Factors in our 2018 Annual Report.

CONCENTRATIONS OF CREDIT RISK
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. Our mortgage loan portfolio represents our most significant credit risk exposure.

•
One- to Four-Family Interest-Only Loans: One- to four-family loans include loans with a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At March 31, 2019, 100% of these loans were amortizing.

E*TRADE Q1 2019 10-Q | Page 31

•
Home Equity Loans: The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest-only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At March 31, 2019, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.

•
Securities: We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the US government or its agencies to have low credit risk as the long-term debt rating of the US government is AA+ by S&P and Aaa by Moody’s at March 31, 2019. The amortized cost of these securities accounted for over 99% of our total securities portfolio at March 31, 2019. We review the remaining debt securities that were not backed by the US government or its agencies according to their credit ratings from S&P and Moody’s where available, and all such debt securities were rated investment grade at March 31, 2019.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies in Part II. Item 8. Financial Statements and Supplementary Data in the Company's 2018 Annual Report contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. We believe that, of our significant accounting policies, the following are critical because they are based on estimates and assumptions that require complex and subjective judgments by management: allowance for loan losses; valuation and impairment of goodwill and acquired intangible assets; and income taxes. Changes in these estimates or assumptions could materially impact our financial condition and results of operations, and actual results could differ from our estimates. Our critical accounting policies are more fully described in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies and Estimates in our 2018 Annual Report.

E*TRADE Q1 2019 10-Q | Page 32

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about market risk includes forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those set forth in Part I. Forward Looking Statements in this Quarterly Report and Part I. Item 1A. Risk Factors in the 2018 Annual Report.
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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At March 31, 2019, 93% of our total assets were interest-earning assets and we had no securities classified as trading.
At March 31, 2019, 67% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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

E*TRADE Q1 2019 10-Q | Page 33

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
The following table presents the sensitivity of EVE and EAR at the consolidated E*TRADE Financial level (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	March 31, 2019		December 31, 2018		March 31, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$30	0.4%	$148	1.8%	$168	8.2%	$187	9.2%
+100	$181	2.3%	$198	2.4%	$96	4.7%	$101	5.0%
+50	$147	1.8%	$146	1.8%	$53	2.6%	$53	2.6%
-50	$(304)	(3.8)%	$(273)	(3.4)%	$(80)	(3.9)%	$(88)	(4.3)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our interest rate risk position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At March 31, 2019, the EVE and EAR percentage changes were within our Board limits.

E*TRADE Q1 2019 10-Q | Page 34

KEY TERMS
Active trader—Customers that execute 30 or more trades per quarter.
Adjusted operating margin—Adjusted operating margin is calculated by dividing adjusted income before income tax expense by total net revenue. Adjusted income before income tax expense, a non-GAAP measure, excludes provision (benefit) for loan losses and losses on early extinguishment of debt, as applicable.
Adjusted return on common equity—A non-GAAP measure calculated by dividing adjusted net income available to common shareholders, a non-GAAP measure which excludes the provision (benefit) for loan losses and losses on early extinguishment of debt, as applicable, by average common shareholders' equity, which excludes preferred stock.
Agency—US Government sponsored enterprises and federal government and other agencies, such as the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Government National Mortgage Association, the Small Business Administration, the Export-Import Bank, Federal Home Loan Bank and the Federal Farm Credit Bank.
Asset-backed securities (ABS)—Debt securities backed by financial assets such as credit cards, automobile loans, or other receivables.
Average commission per trade—Total commissions revenue divided by total commissionable trades.
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
CLTV—Combined loan-to-value ratio.
Commissionable trades—Commissionable trades exclude trades related to no transaction fee mutual funds and commission-free ETFs, rebalancing trades associated with our managed products, and other non-commissionable trades.
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
Consolidated financial statements—Refers to the consolidated financial statements prepared in accordance with GAAP as included in the Company's 2018 Annual Report, and the condensed consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q.
Corporate cash—Cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval or notification.
CRA—Community Reinvestment Act.

E*TRADE Q1 2019 10-Q | Page 35

Customer account—Retail and advisor services accounts are defined as those with a minimum balance of $25 or a trade within the prior six months. Corporate services accounts are defined as those holding any type of vested or unvested securities from a corporate services client company or with a trade in the prior six months.
Customer assets—Market value of all customer assets held by the Company including security holdings, customer cash and deposits, and corporate services vested and unvested equity and option holding.
Daily average revenue trades (DARTs)—Total commissionable trades in a period divided by the number of trading days during that period.
Derivative—A financial instrument or other contract which includes one or more underlying securities, notional amounts, or payment provisions. The contract generally requires no initial net investment and is settled on a net basis.
Derivative DARTs—Commissionable options and futures trades in a period divided by the number of trading days during that period.
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
ETB—E*TRADE Bank.
ETFC—E*TRADE Financial Corporation.
ETS—E*TRADE Securities.
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

E*TRADE Q1 2019 10-Q | Page 36

Gross loans receivable—Includes unpaid principal balances and premiums (discounts).
HEIL—Home equity installment loan.
HELOC—Home equity lines of credit.
Interest-bearing liabilities—Liabilities such as deposits, customer payables, other borrowings, corporate debt and certain customer credit balances and securities lending balances on which the Company pays interest; excludes customer cash held by third parties.
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
Investment grade—Defined as a rating equivalent to a Moody’s Investors Service (Moody’s) rating of “Baa3” or higher or a Standard & Poor’s (S&P) rating of “BBB-” or higher.
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
Net new retail and advisor services assets—Net new retail and advisor services assets exclude the effects of market movements in the value of retail and advisor services assets.
Notional amount—The specified dollar amount underlying a derivative on which the calculated payments are based.
OCC—Office of the Comptroller of the Currency.
Options—Contracts that grant the purchaser, for a premium payment, the right, but not the obligation, to either purchase or sell the associated financial instrument at a set price during a period or at a specified date in the future.
RAS—Risk Appetite Statement.
Real estate owned and repossessed assets—Ownership or physical possession of real property by the Company, generally acquired as a result of foreclosure or repossession.
Recovery—Represents cash proceeds received on a loan that had been previously charged off.

E*TRADE Q1 2019 10-Q | Page 37

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

E*TRADE Q1 2019 10-Q | Page 38

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE Q1 2019 10-Q | Page 39

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Interest income	$555	$468
Interest expense	(63)	(23)
Net interest income	492	445
Commissions	122	137
Fees and service charges	118	105
Gains on securities and other, net	11	10
Other revenue	12	11
Total non-interest income	263	263
Total net revenue	755	708
Provision (benefit) for loan losses	(12)	(21)
Non-interest expense:
Compensation and benefits	164	152
Advertising and market development	54	60
Clearing and servicing	30	36
Professional services	22	22
Occupancy and equipment	32	30
Communications	15	31
Depreciation and amortization	21	22
FDIC insurance premiums	4	9
Amortization of other intangibles	15	10
Other non-interest expenses	18	23
Total non-interest expense	375	395
Income before income tax expense	392	334
Income tax expense	102	87
Net income	$290	$247
Preferred stock dividends	20	12
Net income available to common shareholders	$270	$235
Basic earnings per common share	$1.10	$0.88
Diluted earnings per common share	$1.09	$0.88
Weighted average common shares outstanding:
Basic (in thousands)	246,252	266,558
Diluted (in thousands)	246,934	267,699

See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q1 2019 10-Q | Page 40

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$290	$247
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Unrealized gains (losses), net	112	(128)
Reclassification into earnings, net	(7)	(7)
Transfer of held-to-maturity securities to available-for-sale securities	—	6
Net change from available-for-sale securities	105	(129)
Other comprehensive income (loss)	105	(129)
Comprehensive income	$395	$118

See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q1 2019 10-Q | Page 41

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Cash and equivalents	$523	$2,333
Cash segregated under federal or other regulations	677	1,011
Available-for-sale securities	24,971	23,153
Held-to-maturity securities (fair value of $23,824 and $21,491 at March 31, 2019 and December 31, 2018, respectively)	23,927	21,884
Margin receivables	10,267	9,560
Loans receivable, net (net of allowance for loan losses of $32 and $37 at March 31, 2019 and December 31, 2018, respectively)	1,965	2,103
Receivables from brokers, dealers and clearing organizations	597	760
Property and equipment, net	308	281
Goodwill	2,485	2,485
Other intangibles, net	476	491
Other assets	1,322	942
Total assets	$67,518	$65,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$46,328	$45,313
Customer payables	10,600	10,117
Payables to brokers, dealers and clearing organizations	1,162	948
Other borrowings	300	—
Corporate debt	1,409	1,409
Other liabilities	937	654
Total liabilities	60,736	58,441
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 403,000 shares issued and outstanding at both March 31, 2019 and December 31, 2018; aggregate liquidation preference of $700 at both March 31, 2019 and December 31, 2018	689	689
Common stock, $0.01 par value, 400,000,000 shares authorized, 244,647,243 and 246,495,174 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	5,342	5,462
Retained earnings	919	684
Accumulated other comprehensive loss	(170)	(275)
Total shareholders’ equity	6,782	6,562
Total liabilities and shareholders’ equity	$67,518	$65,003
See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q1 2019 10-Q | Page 42

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2018	$689	246	$2	$5,462	$684	$(275)	$6,562
Net income	—	—	—	—	290	—	290
Other comprehensive income	—	—	—	—	—	105	105
Common stock dividends ($0.14 per share)	—	—	—	—	(35)	—	(35)
Preferred stock dividends - Series A ($29.38 per share)	—	—	—	—	(12)	—	(12)
Preferred stock dividends - Series B ($2,650.00 per share)	—	—	—	—	(8)	—	(8)
Repurchases of common stock	—	(2)	—	(120)	—	—	(120)
Share-based compensation	—	—	—	13	—	—	13
Other common stock activity	—	1	—	(13)	—	—	(13)
Balance at March 31, 2019	$689	245	$2	$5,342	$919	$(170)	$6,782
				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2017	$689	267	$3	$6,582	$(317)	$(26)	$6,931
Cumulative effect of hedge accounting adoption	—	—	—	—	7	(7)	—
Reclassification of tax effects due to federal tax reform	—	—	—	—	14	(14)	—
Net income	—	—	—	—	247	—	247
Other comprehensive loss	—	—	—	—	—	(129)	(129)
Preferred stock dividends - Series A ($29.38 per share)	—	—	—	—	(12)	—	(12)
Repurchases of common stock	—	(3)	—	(140)	—	—	(140)
Share-based compensation	—	—	—	10	—	—	10
Other common stock activity	—	1	—	(18)	—	—	(18)
Balance at March 31, 2018	$689	265	$3	$6,434	$(61)	$(176)	$6,889
See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q1 2019 10-Q | Page 43

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$290	$247
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(12)	(21)
Depreciation and amortization (including amortization and accretion on investment securities)	54	65
Gains on securities and other, net	(11)	(10)
Share-based compensation	13	10
Deferred tax expense	93	78
Other	(3)	1
Net effect of changes in assets and liabilities:
Decrease in receivables from brokers, dealers and clearing organizations	163	443
Increase in margin receivables	(707)	(1,444)
(Increase) decrease in other assets	(183)	367
Increase in payables to brokers, dealers and clearing organizations	214	1,350
Increase (decrease) in customer payables	483	(502)
Decrease in other liabilities	(209)	(38)
Net cash provided by operating activities	185	546
Cash flows from investing activities:
Purchases of available-for-sale securities	(3,589)	(2,282)
Proceeds from sales of available-for-sale securities	1,760	797
Proceeds from maturities of and principal payments on available-for-sale securities	361	459
Purchases of held-to-maturity securities	(3,084)	(1,109)
Proceeds from maturities of and principal payments on held-to-maturity securities	1,034	593
Proceeds from sales of loans	—	15
Decrease in loans receivable	145	163
Capital expenditures for property and equipment	(38)	(21)
Proceeds from sale of real estate owned and repossessed assets	4	9
Net cash flow from derivative contracts	(29)	10
Other	(18)	(4)
Net cash used in investing activities	(3,454)	(1,370)

E*TRADE Q1 2019 10-Q | Page 44

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Increase in deposits	$1,015	$160
Common stock dividends	(35)	—
Preferred stock dividends	(20)	(12)
Net increase in advances from FHLB	300	—
Repurchases of common stock	(120)	(140)
Other	(15)	(17)
Net cash provided by (used in) financing activities	1,125	(9)
Decrease in cash, cash equivalents and segregated cash	(2,144)	(833)
Cash, cash equivalents and segregated cash, beginning of period	3,344	1,803
Cash, cash equivalents and segregated cash, end of period	$1,200	$970

Cash and equivalents, end of period	$523	$498
Segregated cash, end of period	677	472
Cash, cash equivalents and segregated cash, end of period	$1,200	$970

Supplemental disclosures:
Cash paid for interest	$65	$30
Cash paid for income taxes, net of refunds	$3	$4
Right-of-use assets recognized upon adoption of new lease standard	$193	$—
Right-of-use assets obtained during the period	$13	$—
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$4	$6
Transfer of available-for-sale securities to held-to-maturity securities	$—	$1,161
Transfer of held-to-maturity securities to available-for-sale securities	$—	$4,672

See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q1 2019 10-Q | Page 45

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
E*TRADE Financial Corporation is a financial services company that provides brokerage and related products and services for traders, investors, stock plan administrators and participants, and RIAs. The Company also provides investor-focused banking products, including sweep deposit accounts insured by the FDIC, to customers. The Company's most significant, wholly-owned subsidiaries are described below:

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

•	E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans to our corporate clients

•	E*TRADE Futures is a registered non-clearing FCM that provides retail futures transaction capabilities for our customers

•	E*TRADE Capital Management is an RIA that provides investment advisory services for our customers
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
The Company's consolidated financial statements are prepared in accordance with GAAP. Intercompany accounts and transactions are eliminated in consolidation. These consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary to present fairly the financial position,

E*TRADE Q1 2019 10-Q | Page 46

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

results of operations and cash flows for the periods presented and should be read in conjunction with our 2018 Annual Report.
Use of Estimates
Preparing the Company's consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes for the periods presented. Actual results could differ from management’s estimates. Certain significant accounting policies are critical because they are based on estimates and assumptions that require complex and subjective judgments by management including the allowance for loan losses, valuation and impairment of goodwill and acquired intangible assets, and income taxes. Management also makes estimates in recognizing accrued operating expenses and other liabilities. These liabilities are impacted by estimates for litigation and regulatory matters as well as estimates related to general operating expenses, such as incentive compensation and market data usage within communications expense. Management estimates reflect the liabilities deemed probable at the balance sheet date as determined as part of the Company's ongoing evaluations based on available information.
Adoption of New Accounting Standards
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (FASB) amended the guidance on accounting for leases. The new guidance required lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet for the rights and obligations created by all qualifying leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The Company adopted the new guidance beginning on January 1, 2019 and elected to use the effective date as the date of initial application. As such, restated financial information and the additional disclosures required under the new standard will not be provided for the comparative periods presented. The new guidance also requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the consolidated financial statements. For further information, see Note 10—Lease Arrangements. The Company elected to apply the "package of practical expedients," which permits it not to reassess prior conclusions on existing leases regarding lease identification, lease classification and initial direct costs. In addition, the Company has elected to apply the short-term lease exception for lease arrangements with maximum lease terms of 12 months or less. The Company elected not to apply the use-of-hindsight practical expedient, and the practical expedient relating to land easements is not applicable. Adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.
At adoption, the Company recognized lease liabilities of $211 million, representing the present value of the remaining minimum fixed lease payments based on the incremental borrowing rates as of December 31, 2018. Changes in lease liabilities are based on current period interest expense and cash payments. The Company also recognized ROU assets of $193 million at adoption, which represents the measurement of the lease liabilities, prepaid lease payments made to lessors, initial direct costs incurred by the Company and lease incentives received.

E*TRADE Q1 2019 10-Q | Page 47

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
New Accounting Standards Not Yet Adopted
Accounting for Credit Losses
In June 2016, the FASB amended the accounting guidance on accounting for credit losses. The FASB subsequently issued clarifications and improvements. The amended guidance requires measurement of all expected credit losses for financial instruments, including loans and debt securities, and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical experience, current conditions, and reasonable and supportable forecasts will be used to estimate expected credit losses. The amended guidance will also result in credit losses on impaired available-for-sale debt securities being recorded through an allowance for credit losses. The new guidance will be effective for interim and annual periods beginning January 1, 2020. Early adoption is permitted. The Company is currently evaluating the impact of the new accounting guidance on the Company's financial condition, results of operations and cash flows. The Company's evaluation contemplates the recent performance of the run-off legacy mortgage and consumer loan portfolio and the credit profile of the current investment securities portfolio; however, the impact of the new guidance will depend on the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by the Company on the date of adoption.
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

E*TRADE Q1 2019 10-Q | Page 48

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
Codification Improvements Related to Credit Losses, Financial Instruments, Derivatives and Hedging
In April 2019, the FASB clarified recently released guidance related to credit losses, financial instruments, derivatives and hedging. The FASB has an ongoing project on its agenda for improving the FASB's Accounting Standards Codification or correcting its unintended application. These clarifications are similar to the items in the FASB's project and are therefore not expected to have a significant effect on the Company's current accounting practices. Certain clarifications may be effective for the Company as early as the second quarter of 2019. The Company is currently evaluating the impact of these clarifications on the Company's financial condition, results of operations and cash flows.

NOTE 2—NET REVENUE
The following table presents the significant components of total net revenue (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Net interest income	$492	$445
Commissions	122	137
Fees and service charges	118	105
Gains on securities and other, net	11	10
Other revenue	12	11
Total net revenue (1)	$755	$708

(1)	Contract balances and transaction price allocated to remaining performance obligations were not material.

E*TRADE Q1 2019 10-Q | Page 49

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Interest Income and Interest Expense
The following table presents the significant components of interest income and interest expense (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Interest income:
Cash and equivalents	$3	$3
Cash segregated under federal or other regulations	6	3
Investment securities	365	290
Margin receivables	126	103
Loans	28	33
Broker-related receivables and other	4	4
Subtotal interest income	532	436
Other interest revenue(1)	23	32
Total interest income	555	468
Interest expense:
Deposits	35	2
Customer payables	9	1
Broker-related payables and other	1	1
Other borrowings	2	7
Corporate debt	14	9
Subtotal interest expense	61	20
Other interest expense(2)	2	3
Total interest expense	63	23
Net interest income	$492	$445

(1)	Represents interest income on securities loaned.

(2)	Represents interest expense on securities borrowed.
Fees and Service Charges
The following table presents the significant components of fees and service charges revenue (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Fees and service charges:
Order flow revenue	$43	$47
Money market funds and sweep deposits revenue	21	17
Advisor management and custody fees	18	11
Mutual fund service fees	12	11
Foreign exchange revenue	8	8
Reorganization fees	6	3
Other fees and service charges	10	8
Total fees and service charges	$118	$105

E*TRADE Q1 2019 10-Q | Page 50

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
Recurring Fair Value Measurement Techniques
Agency-backed Debt Securities
The Company’s agency mortgage-backed securities portfolio is comprised of debt securities which are guaranteed by US government sponsored enterprises and federal agencies. The fair value of agency mortgage-backed securities was determined using a market approach with quoted market prices, recent transactions and spread data for identical or similar instruments. Agency mortgage-backed securities were categorized in Level 2 of the fair value hierarchy.
The fair value measurements of agency debentures and other agency debt securities were determined using market and income approaches along with the Company’s own trading activities for identical or similar instruments and were categorized in Level 2 of the fair value hierarchy.
US Treasuries
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

E*TRADE Q1 2019 10-Q | Page 51

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Non-agency Debt Securities
The Company's non-agency debt securities include senior classes of commercial mortgage-backed securities and asset-backed securities collateralized by credit card receivables. The fair value of non-agency debt securities was determined using a market approach with recent transactions and spread data for identical or similar instruments. Non-agency debt securities were categorized in Level 2 of the fair value hierarchy.
The Company sold its municipal bonds during the three months ended March 31, 2019. As of December 31, 2018, these securities were valued using a market approach with pricing service valuations corroborated by recent market transactions for identical or similar bonds and were categorized in Level 2 of the fair value hierarchy.
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
Loans Receivable
Loans that have been delinquent for 180 days or that are in bankruptcy and certain troubled debt restructuring (TDR) loan modifications are charged-off based on the estimated current value of the underlying property less estimated selling costs. Property valuations for these one- to four-family and home equity loans are based on the most recent "as is" property valuation data available, which may include appraisals, broker price opinions, automated valuation models or updated values using home price indices.

E*TRADE Q1 2019 10-Q | Page 52

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

	Unobservable Inputs	Average	Range
March 31, 2019:
Loans receivable:
One- to four-family	Appraised value	$478,300	$42,000 - $1,175,000
Home equity	Appraised value	$411,600	$42,500 - $919,000
Real estate owned	Appraised value	$337,300	$47,500 - $1,500,000

December 31, 2018:
Loans receivable:
One- to four-family	Appraised value	$594,700	$17,000 - $2,000,000
Home equity	Appraised value	$397,700	$73,000 - $1,060,000
Real estate owned	Appraised value	$329,500	$57,900 - $900,000

E*TRADE Q1 2019 10-Q | Page 53

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recurring and Nonrecurring Fair Value Measurements
The following tables present the significant components of assets and liabilities measured at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
March 31, 2019:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency mortgage-backed securities	$—	$23,423	$—	$23,423
Agency debentures	—	873	—	873
US Treasuries	—	438	—	438
Non-agency asset-backed securities	—	90	—	90
Other agency debt securities	—	81	—	81
Non-agency mortgage-backed securities	—	65	—	65
Other	—	1	—	1
Total available-for-sale securities	—	24,971	—	24,971
Publicly traded equity securities(1)	7	—	—	7
Total assets measured at fair value on a recurring basis(2)	$7	$24,971	$—	$24,978
Liabilities
Other liabilities:
Derivative liabilities(3)	$—	$2	$—	$2
Total liabilities measured at fair value on a recurring basis	$—	$2	$—	$2
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$4	$4
Home equity	—	—	2	2
Total loans receivable	—	—	6	6
Other assets:
Real estate owned	—	—	7	7
Total assets measured at fair value on a nonrecurring basis(4)	$—	$—	$13	$13

(1)	Consists of investments in a mutual fund related to the Community Reinvestment Act (CRA).

(2)	Assets measured at fair value on a recurring basis represented 37% of the Company’s total assets at March 31, 2019.

(3)	All derivative liabilities were interest rate contracts at March 31, 2019. Information related to derivative instruments is detailed in Note 7—Derivative Instruments and Hedging Activities.

(4)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at March 31, 2019, and for which a fair value measurement was recorded during the period.

E*TRADE Q1 2019 10-Q | Page 54

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

The following table presents (gains) and losses recognized on assets measured at fair value on a nonrecurring basis (dollars in millions):

	Three Months Ended March 31,
	2019	2018
One- to four-family	$1	$1
Home equity	(1)	—
Total losses on loans receivable measured at fair value	$—	$1
Gain on real estate owned measured at fair value	$(1)	$—

Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy. The Company had no transfers between levels during the periods presented.

E*TRADE Q1 2019 10-Q | Page 55

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments Not Carried at Fair Value
The following tables present the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet (dollars in millions):

	March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$523	$523	$—	$—	$523
Cash segregated under federal or other regulations	$677	$677	$—	$—	$677
Held-to-maturity securities:
Agency mortgage-backed securities	$20,337	$—	$20,251	$—	$20,251
Agency debentures	1,745	—	1,742	—	1,742
Agency debt securities	1,845	—	1,831	—	1,831
Total held-to-maturity securities	$23,927	$—	$23,824	$—	$23,824
Margin receivables(1)	$10,267	$—	$10,267	$—	$10,267
Loans receivable, net:
One- to four-family	$1,000	$—	$—	$1,038	$1,038
Home equity	764	—	—	789	789
Consumer	104	—	—	104	104
Securities-based lending	97	—	97	—	97
Total loans receivable, net(2)	$1,965	$—	$97	$1,931	$2,028
Receivables from brokers, dealers and clearing organizations(1)	$597	$—	$597	$—	$597
Other assets(1)(3)	$50	$—	$50	$—	$50
Liabilities
Deposits	$46,328	$—	$46,328	$—	$46,328
Customer payables	$10,600	$—	$10,600	$—	$10,600
Payables to brokers, dealers and clearing organizations	$1,162	$—	$1,162	$—	$1,162
Other borrowings	$300	$—	$300	$—	$300
Corporate debt	$1,409	$—	$1,413	$—	$1,413

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, including the fully paid lending program, where the Company is permitted to sell or re-pledge the securities, was $13.9 billion at March 31, 2019. Of this amount, $2.3 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at March 31, 2019.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $32 million and loans that are recorded at fair value on a nonrecurring basis at March 31, 2019.

(3)	The $50 million in other assets at March 31, 2019 represents securities borrowing from customers under the fully paid lending program.

E*TRADE Q1 2019 10-Q | Page 56

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$2,333	$2,333	$—	$—	$2,333
Cash segregated under federal or other regulations	$1,011	$1,011	$—	$—	$1,011
Held-to-maturity securities:
Agency mortgage-backed securities	$18,085	$—	$17,748	$—	$17,748
Agency debentures	1,824	—	1,808	—	1,808
Agency debt securities	1,975	—	1,935	—	1,935
Total held-to-maturity securities	$21,884	$—	$21,491	$—	$21,491
Margin receivables(1)	$9,560	$—	$9,560	$—	$9,560
Loans receivable, net:
One- to four-family	$1,069	$—	$—	$1,099	$1,099
Home equity	810	—	—	825	825
Consumer	117	—	—	115	115
Securities-based lending	107	—	107	—	107
Total loans receivable, net(2)	$2,103	$—	$107	$2,039	$2,146
Receivables from brokers, dealers and clearing organizations(1)	$760	$—	$760	$—	$760
Other assets(1)(3)	$36	$—	$36	$—	$36
Liabilities
Deposits	$45,313	$—	$45,313	$—	$45,313
Customer payables	$10,117	$—	$10,117	$—	$10,117
Payables to brokers, dealers and clearing organizations	$948	$—	$948	$—	$948
Corporate debt	$1,409	$—	$1,372	$—	$1,372

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

E*TRADE Q1 2019 10-Q | Page 57

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4—OFFSETTING ASSETS AND LIABILITIES
Securities Lending Transactions
Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received. For financial statement purposes, the Company does not offset securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about the Company's securities borrowing and securities lending transactions to enable the users of the Company’s consolidated financial statements to evaluate the potential effect of rights of set-off between these recognized assets and liabilities (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
March 31, 2019:
Assets:
Securities borrowed (2)	$327	$—	$327	$(125)	$(192)	$10

Liabilities:
Securities loaned (3)	$1,109	$—	$1,109	$(125)	$(901)	$83

December 31, 2018:
Assets:
Securities borrowed (2)	$176	$—	$176	$(104)	$(61)	$11

Liabilities:
Securities loaned (3)	$887	$—	$887	$(104)	$(700)	$83

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

(2)
Included in the gross amounts of deposits paid for securities borrowed was $192 million and $65 million at March 31, 2019 and December 31, 2018, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(3)
Included in the gross amounts of deposits received for securities loaned was $602 million and $543 million at March 31, 2019 and December 31, 2018, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

E*TRADE Q1 2019 10-Q | Page 58

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
Derivative Transactions
Certain types of derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (centrally cleared derivatives contracts). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the preceding table as the contracts may not qualify as master netting agreements. For financial statement purposes, the Company does not offset derivatives assets and derivative liabilities. See Note 7—Derivative Instruments and Hedging Activities for additional information.

E*TRADE Q1 2019 10-Q | Page 59

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
March 31, 2019:
Available-for-sale securities:
Agency mortgage-backed securities	$23,032	$587	$(196)	$23,423
Agency debentures	854	22	(3)	873
US Treasuries	437	1	—	438
Non-agency asset-backed securities(1)	89	1	—	90
Other agency debt securities	81	1	(1)	81
Non-agency mortgage-backed securities	65	—	—	65
Other	1	—	—	1
Total available-for-sale securities	$24,559	$612	$(200)	$24,971
Held-to-maturity securities:
Agency mortgage-backed securities	$20,337	$97	$(183)	$20,251
Agency debentures	1,745	3	(6)	1,742
Other agency debt securities	1,845	7	(21)	1,831
Total held-to-maturity securities	$23,927	$107	$(210)	$23,824

December 31, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$22,140	$327	$(305)	$22,162
Agency debentures	833	13	(7)	839
Other agency debt securities	140	1	(2)	139
Municipal bonds	12	—	—	12
Other	1	—	—	1
Total available-for-sale securities	$23,126	$341	$(314)	$23,153
Held-to-maturity securities:
Agency mortgage-backed securities	$18,085	$26	$(363)	$17,748
Agency debentures	1,824	—	(16)	1,808
Other agency debt securities	1,975	4	(44)	1,935
Total held-to-maturity securities	$21,884	$30	$(423)	$21,491

(1)	All non-agency ABS were collateralized by credit card receivables as of March 31, 2019.

E*TRADE Q1 2019 10-Q | Page 60

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contractual Maturities
The following table presents the contractual maturities of all available-for-sale and held-to-maturity debt securities (dollars in millions):

	March 31, 2019
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$50	$50
Due within one to five years	824	819
Due within five to ten years	11,049	11,488
Due after ten years	12,636	12,614
Total available-for-sale debt securities	$24,559	$24,971
Held-to-maturity debt securities:
Due within one year	$21	$21
Due within one to five years	2,059	2,058
Due within five to ten years	4,758	4,741
Due after ten years	17,089	17,004
Total held-to-maturity debt securities	$23,927	$23,824

At March 31, 2019 and December 31, 2018, the Company had pledged $6.0 billion and $6.3 billion, respectively, of held-to-maturity debt securities, and $463 million and $151 million, respectively, of available-for-sale securities, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE Q1 2019 10-Q | Page 61

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
March 31, 2019:
Available-for-sale securities:
Agency mortgage-backed securities	$695	$(10)	$8,635	$(186)	$9,330	$(196)
Agency debentures	—	—	119	(3)	119	(3)
US Treasuries	102	—	—	—	102	—
Other agency debt securities	—	—	30	(1)	30	(1)
Other	1	—	—	—	1	—
Total temporarily impaired available-for-sale securities	$798	$(10)	$8,784	$(190)	$9,582	$(200)
Held-to-maturity securities:
Agency mortgage-backed securities	$708	$(4)	$12,049	$(179)	$12,757	$(183)
Agency debentures	—	—	811	(6)	811	(6)
Agency debt securities	—	—	1,375	(21)	1,375	(21)
Total temporarily impaired held-to-maturity securities	$708	$(4)	$14,235	$(206)	$14,943	$(210)

December 31, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$2,945	$(34)	$7,826	$(271)	$10,771	$(305)
Agency debentures	383	(1)	116	(6)	499	(7)
Other agency debt securities	—	—	30	(2)	30	(2)
Municipal bonds	—	—	9	—	9	—
Other	1	—	—	—	1	—
Total temporarily impaired available-for-sale securities	$3,329	$(35)	$7,981	$(279)	$11,310	$(314)
Held-to-maturity securities:
Agency mortgage-backed securities	$2,802	$(31)	$11,587	$(332)	$14,389	$(363)
Agency debentures	776	(2)	666	(14)	1,442	(16)
Other agency debt securities	97	(1)	1,487	(43)	1,584	(44)
Total temporarily impaired held-to-maturity securities	$3,675	$(34)	$13,740	$(389)	$17,415	$(423)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of March 31, 2019 represents a credit loss. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position as of the balance sheet date and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position at March 31, 2019.
E*TRADE Q1 2019 10-Q | Page 62

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the three months ended March 31, 2019 and 2018.
Gains on Securities and Other, Net
The following table presents the components of gains on securities and other, net (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Gains on available-for-sale securities	$11	$11
Equity method investment income (loss) and other	—	(1)
Gains on securities and other, net	$11	$10

NOTE 6—LOANS RECEIVABLE, NET

The following table presents loans receivable disaggregated by delinquency status (dollars in millions):

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized premiums, net	Allowance for loans losses	Loans Receivable, Net
March 31, 2019:
One- to four-family	$891	$49	$16	$47	$1,003	$6	$(9)	$1,000
Home equity	727	27	9	22	785	—	(21)	764
Consumer	104	2	—	—	106	—	(2)	104
Securities-based lending(1)	97	—	—	—	97	—	—	97
Total loans receivable	$1,819	$78	$25	$69	$1,991	$6	$(32)	$1,965

December 31, 2018:
One- to four-family	$958	$48	$9	$56	$1,071	$7	$(9)	$1,069
Home equity	774	25	13	24	836	—	(26)	810
Consumer	117	1	—	—	118	1	(2)	117
Securities-based lending(1)	107	—	—	—	107	—	—	107
Total loans receivable	$1,956	$74	$22	$80	$2,132	$8	$(37)	$2,103

(1)
E*TRADE Line of Credit is a securities-based lending product where customers can borrow against the market value of their securities pledged as collateral. The unused credit line amount totaled $220 million and $173 million as of March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019, the Company pledged $1.5 billion and $0.1 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively. At December 31, 2018, the Company pledged $1.6 billion and $0.1 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.

E*TRADE Q1 2019 10-Q | Page 63

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

	One- to Four-Family		Home Equity
	March 31,	December 31,	March 31,	December 31,
Current LTV/CLTV(1)	2019	2018	2019	2018
<=80%	$794	$823	$430	$454
80%-100%	134	165	202	215
100%-120%	45	45	100	110
>120%	30	38	53	57
Total mortgage loans receivable	$1,003	$1,071	$785	$836
Average estimated current LTV/CLTV (2)	65%	66%	79%	80%
Average LTV/CLTV at loan origination (3)	70%	70%	82%	82%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans, HEILs and the maximum available line for HELOCs.

	One- to Four-Family		Home Equity
	March 31,	December 31,	March 31,	December 31,
Current FICO	2019	2018	2019	2018
>=720	$581	$617	$409	$442
719 - 700	78	89	73	78
699 - 680	78	80	65	70
679 - 660	52	66	54	56
659 - 620	93	79	79	80
<620	121	140	105	110
Total mortgage loans receivable	$1,003	$1,071	$785	$836

One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At March 31, 2019, 100% of these loans were amortizing. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At March 31, 2019, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.

E*TRADE Q1 2019 10-Q | Page 64

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average age of our mortgage and consumer loans receivable was 13.1 and 12.8 years at March 31, 2019 and December 31, 2018, respectively. Approximately 32% and 33% of the Company’s mortgage loans receivable were concentrated in California at March 31, 2019 and December 31, 2018, respectively. Approximately 10% of the Company's mortgage loans receivable were concentrated in New York at both March 31, 2019 and December 31, 2018. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at March 31, 2019 and December 31, 2018.
At March 31, 2019, 25% and 18% of the Company’s past-due mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of past-due mortgage loans that represented 10% or more of the Company's past-due mortgage loans. At March 31, 2019, 43% and 10% of the Company’s impaired mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of impaired mortgage loans that represented 10% or more of the Company's impaired mortgage loans.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. The following table presents nonperforming loans by loan portfolio (dollars in millions):

	March 31, 2019	December 31, 2018
One- to four-family	$134	$139
Home equity	67	71
Total nonperforming loans receivable	$201	$210

At both March 31, 2019 and December 31, 2018, the Company held $13 million of real estate owned that was acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $46 million and $51 million of loans for which formal foreclosure proceedings were in process at March 31, 2019 and December 31, 2018, respectively.

E*TRADE Q1 2019 10-Q | Page 65

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
The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	One- to Four-Family		Home Equity		Consumer		Total(1)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
General reserve:
Quantitative component	$4	$4	$4	$6	$2	$2	$10	$12
Qualitative component	—	—	—	1	—	—	—	1
Specific valuation allowance	5	5	17	19	—	—	22	24
Total allowance for loan losses	$9	$9	$21	$26	$2	$2	$32	$37
Allowance as a % of loans receivable(2)	0.9%	0.8%	2.7%	3.1%	1.0%	1.0%	1.6%	1.7%

(1)	Securities-based lending loans were fully collateralized by cash and securities with fair values in excess of borrowings at both March 31, 2019 and December 31, 2018, respectively.

(2)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.

E*TRADE Q1 2019 10-Q | Page 66

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a roll forward by loan portfolio of the allowance for loan losses (dollars in millions):

	Three Months Ended March 31, 2019
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$9	$26	$2	$37
Provision (benefit) for loan losses	(2)	(10)	—	(12)
Charge-offs(1)	—	—	(1)	(1)
Recoveries	2	5	1	8
Net (charge-offs) recoveries	2	5	—	7
Allowance for loan losses, end of period(2)	$9	$21	$2	$32

	Three Months Ended March 31, 2018
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$24	$46	$4	$74
Provision (benefit) for loan losses	(5)	(16)	—	(21)
Charge-offs(1)	—	—	(1)	(1)
Recoveries	1	5	—	6
Net (charge-offs) recoveries	1	5	(1)	5
Allowance for loan losses, end of period(2)	$20	$35	$3	$58

(1)
Includes benefits resulting from recoveries of partial charge-offs due to principal paydowns or payoffs for the periods presented. The benefits included in the charge-offs line item exceeded other charge-offs for both one-to-four family and home equity loan portfolios during the period ended March 31, 2019 and March 31, 2018, respectively.

(2)	Securities-based lending loans were fully collateralized by cash and securities with fair values in excess of borrowings at both March 31, 2019 and March 31, 2018, respectively.
Total loans receivable designated as held-for-investment decreased $0.1 billion during the three months ended March 31, 2019. The allowance for loan losses was $32 million or 1.6% of total loans receivable, as of March 31, 2019 compared to $37 million, or 1.7% of total loans receivable, as of December 31, 2018. Net recoveries for the three months ended March 31, 2019 were $7 million compared to $5 million in the same period in 2018.
The benefit for loan losses was $12 million for the three months ended March 31, 2019. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs that were not included in our loss estimates.

E*TRADE Q1 2019 10-Q | Page 67

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan portfolio (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	March 31,	December 31,	March 31,	December 31,
	2019	2018	2019	2018
Collectively evaluated for impairment:
One- to four-family	$829	$891	$4	$4
Home equity	653	698	4	7
Consumer	106	119	2	2
Securities-based lending	97	107	—	—
Total collectively evaluated for impairment	1,685	1,815	10	13
Individually evaluated for impairment:
One- to four-family	180	187	5	5
Home equity	132	138	17	19
Total individually evaluated for impairment	312	325	22	24
Total	$1,997	$2,140	$32	$37

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

E*TRADE Q1 2019 10-Q | Page 68

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
March 31, 2019:
One- to four-family	$85	$61	$10	$4	$20	$180
Home equity	85	23	9	3	12	132
Total	$170	$84	$19	$7	$32	$312

December 31, 2018:
One- to four-family	$87	$61	$12	$4	$23	$187
Home equity	90	23	8	5	12	138
Total	$177	$84	$20	$9	$35	$325

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
Total recorded investment in TDRs includes premium (discount), as applicable, and is net of charge-offs, which were $53 million and $115 million for one-to four-family and home equity loans, respectively, as of March 31, 2019 and $55 million and $121 million, respectively, as of December 31, 2018.

(4)
Total recorded investment in TDRs at March 31, 2019 consisted of $245 million of loans modified as TDRs and $67 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2018 consisted of $253 million of loans modified as TDRs and $72 million of loans that have been charged off due to bankruptcy notification.

The following table presents the monthly average recorded investment and interest income recognized both on a cash and accrual basis for the Company's TDRs (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
One- to four-family	$184	$210	$2	$2
Home equity	135	165	3	4
Total	$319	$375	$5	$6

E*TRADE Q1 2019 10-Q | Page 69

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents detailed information related to the Company’s TDRs and specific valuation allowances (dollars in millions):

	March 31, 2019			December 31, 2018
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$49	$5	$44	$50	$5	$45
Home equity	$57	$17	$40	$60	$19	$41
Without a recorded allowance:(1)
One- to four-family	$131	$—	$131	$137	$—	$137
Home equity	$75	$—	$75	$78	$—	$78
Total:
One- to four-family	$180	$5	$175	$187	$5	$182
Home equity	$132	$17	$115	$138	$19	$119

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
The following table presents the number of loans and post-modification balances immediately after being modified by major class (dollars in millions):

	Three Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
March 31, 2019:
One- to four-family	9	$1	$—	$1	$2
Home equity	11	1	—	—	1
Total	20	$2	$—	$1	$3

March 31, 2018:
One- to four-family	16	$6	$—	$2	$8
Home equity	44	2	—	—	2
Total	60	$8	$—	$2	$10

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE Q1 2019 10-Q | Page 70

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
The Company utilizes fair value hedges to offset exposure to changes in value of certain fixed-rate assets. The following table presents a summary of the fair value of derivatives as reported in the consolidated balance sheet (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
March 31, 2019:
Interest rate contracts:
Fair value hedges	$11,578	$—	$(2)	$(2)
Total derivatives designated as hedging instruments(4)	$11,578	$—	$(2)	$(2)

December 31, 2018:
Interest rate contracts:
Fair value hedges	$9,763	$1	$—	$1
Total derivatives designated as hedging instruments(4)	$9,763	$1	$—	$1

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents net fair value of derivative instruments for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at March 31, 2019 and December 31, 2018.
The consolidated balance sheet and the table above exclude the following contracts that were executed through a central clearing organization and were settled by variation margin payments:

•	Derivative assets of $60 million and $175 million at March 31, 2019 and December 31, 2018, respectively

•	Derivative liabilities of $264 million and $131 million at March 31, 2019 and December 31, 2018, respectively

E*TRADE Q1 2019 10-Q | Page 71

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Risk
As the majority of the derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts), the credit risk associated with these cleared derivatives contracts is largely mitigated by the daily variation margin exchanged with counterparties. For other derivative contracts, the Company also monitors collateral requirements through credit support agreements, which reduce risk by permitting the netting of transactions with the same counterparty upon the occurrence of certain events. During the three months ended March 31, 2019, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.
Hedged Assets
The following table presents the cumulative basis adjustments related to the carrying amount of hedged assets in fair value hedging relationships (dollars in millions):

		Cumulative Amount of Fair Value Hedging Basis Adjustment Included in Carrying Amount of Hedged Assets(2)
	Carrying Amount of Hedged Assets(1)	Total	Discontinued
March 31, 2019:
Available-for-sale securities(3)	$14,830	$276	$(343)

December 31, 2018:
Available-for-sale securities(3)	$13,203	$(10)	$(385)

(1)	The carrying amount includes the impact of basis adjustments on active fair value hedges and the impact of basis adjustments from previously discontinued fair value hedges.

(2)
Represents the increase (decrease) to the carrying amount of hedged assets. The discontinued portion of the cumulative amount of fair value hedging basis adjustments is amortized into net interest income using the effective interest method over the expected remaining life of the hedged items.

(3)
Includes the amortized cost basis of closed portfolios of prepayable securities designated in hedging relationships in which the hedged item is the last layer of principal expected to be remaining throughout the hedge term. As of March 31, 2019, and December 31, 2018, respectively, the amortized cost basis of this portfolio was $1.0 billion and $810 million, the amount of the designated hedged items was $250 million and $192 million and the cumulative basis adjustments associated with these hedges was $2 million and $6 million.

E*TRADE Q1 2019 10-Q | Page 72

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presentation on the Consolidated Statement of Income
The following table presents the effects of fair value hedge accounting on the consolidated statement of income (dollars in millions):

	Interest Income
	Three Months Ended March 31,
	2019	2018

Total interest income	$555	$468

Effects of fair value hedging on total interest income(1)(2)
Agency debentures:
Amounts recognized as interest accruals on derivatives	—	(2)
Changes in fair value of hedged items	7	(50)
Changes in fair value of derivatives	(7)	49
Net loss on fair value hedging relationships - agency debentures	—	(3)

Agency mortgage backed securities:
Amounts recognized as interest accruals on derivatives	3	(13)
Amortization of basis adjustments from discontinued hedges	10	2
Changes in fair value of hedged items	274	(231)
Changes in fair value of derivatives	(273)	229
Net gain (loss) on fair value hedging relationships - agency mortgage backed securities	14	(13)
Total net gain (loss) on fair value hedging relationships	$14	$(16)

(1)	Excludes interest income accruals on hedged items and amounts recognized upon the sale of securities attributable to fair value hedge accounting.

(2)	Excludes interest on variation margin related to centrally cleared derivative contracts.

NOTE 8—DEPOSITS
The following table presents the significant components of deposits (dollars in millions):

	March 31, 2019	December 31, 2018
Sweep deposits	$38,639	$39,322
Savings deposits(1)	5,790	4,133
Other deposits(2)	1,899	1,858
Total deposits	$46,328	$45,313

(1)	Includes $3.8 billion and $2.0 billion of deposits at March 31, 2019 and December 31, 2018, respectively, in our Premium Savings Account product.

(2)
Includes checking deposits, money market deposits and certificates of deposit. As of March 31, 2019, and December 31, 2018, the Company had $198 million and $193 million in non-interest bearing deposits, respectively.

E*TRADE Q1 2019 10-Q | Page 73

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9—OTHER BORROWINGS AND CORPORATE DEBT
Other Borrowings
The following table presents the Company's external lines of credit at March 31, 2019 (dollars in millions):

Description	Maturity Date	Borrower	Outstanding	Available
Unsecured, committed revolving credit facility(1)	June 2020	ETFC	$—	$300
FHLB secured credit facility	Determined at trade	ETB	300	$6,231
Federal Reserve Bank discount window	Overnight	ETB	—	$941
Senior unsecured, committed revolving credit facility(2)	June 2019	ETS	—	$600
Secured, committed lines of credit	June 2019	ETS	—	$175
Unsecured, uncommitted lines of credit	June 2019	ETS	—	$50
Unsecured, uncommitted lines of credit	None	ETS	—	$75
Secured, uncommitted lines of credit	None	ETS	—	$375
Total other borrowings			$300

(1)
The unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to the Company's interest coverage, leverage and regulatory net capital ratios with which the Company was in compliance at March 31, 2019.

(2)
The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at March 31, 2019.

Corporate Debt
The following table presents the significant components of E*TRADE Financial's corporate debt (dollars in millions):

	Face Value	Discount	Net
March 31, 2019:
Interest-bearing notes:
2.95% Senior Notes, due 2022	$600	$(4)	$596
3.80% Senior Notes, due 2027	400	(3)	397
4.50% Senior Notes, due 2028	420	(4)	416
Total corporate debt	$1,420	$(11)	$1,409

December 31, 2018:
Interest-bearing notes:
2.95% Senior Notes, due 2022	$600	$(4)	$596
3.80% Senior Notes, due 2027	400	(3)	397
4.50% Senior Notes, due 2028	420	(4)	416
Total corporate debt	$1,420	$(11)	$1,409

E*TRADE Q1 2019 10-Q | Page 74

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 10—LEASE ARRANGEMENTS
The Company enters into non-cancelable operating leases for its corporate offices, retail branches and other facilities. These leases have remaining terms ranging from less than one to 13 years, and the weighted-average remaining lease term for these leases is 9.1 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. Only those renewal terms that the Company is reasonably certain of exercising are included in the calculation of the lease liability. Leases that have not yet commenced at March 31, 2019 will have an immaterial impact on the Company's right-of-use assets and lease liabilities. Certain lease agreements include rental payments based on power usage, and certain others include rental payments adjusted periodically for inflation or costs incurred by the lessor. None of the Company's current lease agreements contain material residual value guarantees or material restrictive covenants.
The following table presents balance sheet information related to the Company's classification of ROU assets and operating lease liabilities (dollars in millions):

	Classification	March 31, 2019
Operating lease assets, net	Other assets	$201
Operating lease liabilities	Other liabilities	$227

The Company utilizes incremental borrowing rates to determine the present value of lease payments for each lease. As the Company's leases do not provide an implicit rate, the incremental borrowing rate estimates are based on the terms of each lease as well as the interest rate environment at the later of the adoption date of January 1, 2019, lease commencement date or lease remeasurement date. The incremental borrowing rate has also been adjusted to reflect a secured rate. A weighted-average discount rate of 4.4% was used to calculate the lease liability balances for the Company's operating leases.
Leases with an initial term of twelve months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company has elected not to separate lease and non-lease components for all property leases for the purposes of calculating ROU assets and lease liabilities.
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2019 was $7 million. The following table presents the significant components of lease expense (dollars in millions):

	Classification	Three Months Ended March 31, 2019
Operating lease cost(1)	Occupancy and Equipment	$8
Variable lease cost	Occupancy and Equipment	1
Net lease expense(2)		$9

(1)	Includes short-term lease costs which are not material.

(2)	Net of sublease income which is not material.

E*TRADE Q1 2019 10-Q | Page 75

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the maturities of lease liabilities (dollars in millions):

Operating Leases
Years ending December 31,
2019(1)	$19
2020	33
2021	32
2022	29
2023	30
Thereafter	138
Total lease payments	281
Imputed interest	(54)
Present value of lease liabilities	$227

(1)	Excludes maturities during the three months ended March 31, 2019.
The Company executed a sale-leaseback transaction on its Alpharetta, Georgia office in 2014. The transaction was initially accounted for as a financing as it did not qualify for sale accounting. The Company evaluated this transaction as part of the adoption of the new lease guidance in 2019 and concluded that it did not qualify for sale accounting and should continue to be accounted for as a financing. The office building is included in the property and equipment, net line item and the related financing obligation is included in the other liabilities line item in the Company's consolidated balance sheet. Future minimum lease payments and sublease proceeds to be received under the lease are $28 million and $12 million, respectively.

E*TRADE Q1 2019 10-Q | Page 76

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11—SHAREHOLDERS' EQUITY

Preferred Stock
The following table presents the preferred stock outstanding (in millions except total shares outstanding and per share data):

					Carrying Value at
Description	Issuance Date	Per Annum Dividend Rate	Total Shares Outstanding	Liquidation Preference per Share	March 31, 2019	December 31, 2018
Series A
Fixed-to-Floating Rate Non-Cumulative	8/25/2016	5.875% to, but excluding, 9/15/2026; 3-mo LIBOR + 4.435% thereafter	400,000	$1,000	$394	$394
Series B
Fixed-to-Floating Rate Non-Cumulative	12/6/2017	5.30% to, but excluding, 3/15/2023; 3-mo LIBOR + 3.16% thereafter	3,000	$100,000	295	295
Total			403,000		$689	$689

The following table presents the cash dividend paid on preferred stock (in millions except per share data):

Three Months Ended March 31, 2019					Three Months Ended March 31, 2018
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid	Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/7/2019	2/28/2019	3/15/2019	$29.38	$12	2/8/2018	2/28/2018	3/15/2018	$29.38	$12
Series B (1)
2/7/2019	2/28/2019	3/15/2019	$2,650.00	8
Total				$20					$12

(1)	Dividends are non-cumulative and payable semi-annually, if declared.
Common Stock
Dividend on Common Stock
On January 23, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per share, or $35 million, on the Company's outstanding shares of common stock. The dividend was paid on February 15, 2019, to shareholders of record as of the close of business on February 1, 2019. On April 16, 2019, the Company declared a cash dividend for the second quarter of $0.14 per share on our outstanding shares of common stock. The dividend will be paid on May 20, 2019, to shareholders of record as of the close of business on May 13, 2019.

E*TRADE Q1 2019 10-Q | Page 77

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Share Repurchases
In October 2018, the Company announced that its Board of Directors authorized a $1 billion share repurchase program. During the three months ended March 31, 2019, the Company repurchased 2.5 million shares of common stock for a total of $120 million. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.
Other Common Stock Activity
Other common stock activity includes shares withheld to pay taxes for share-based compensation, employee stock purchase plan and other activity.
Accumulated Other Comprehensive Loss
The following tables present after-tax changes in each component of accumulated other comprehensive loss (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Accumulated other comprehensive loss, beginning of period(1)	$(275)	$(26)
Other comprehensive income (loss) before reclassifications	112	(128)
Amounts reclassified from accumulated other comprehensive loss	(7)	(7)
Transfer of held-to-maturity securities to available-for-sale securities(2)	—	6
Net change	105	(129)
Cumulative effect of hedge accounting adoption	—	(7)
Reclassification of tax effects due to federal tax reform	—	(14)
Accumulated other comprehensive loss, end of period(1)	$(170)	$(176)

(1)	The accumulated other comprehensive loss balances and activities were related to available-for-sale securities in both periods.

(2)
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million, or $6 million net of tax, were transferred from held-to-maturity securities to available-for-sale securities during the three months ended March 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance.

The following table presents other comprehensive income (loss) activity and the related tax effect (dollars in millions):

	Three Months Ended March 31,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$150	$(38)	$112	$(172)	$44	$(128)
Reclassification into earnings, net	(10)	3	(7)	(10)	3	(7)
Transfer of held-to-maturity securities to available-for-sale securities	—	—	—	7	(1)	6
Net change from available-for-sale securities	140	(35)	105	(175)	46	(129)
Other comprehensive income (loss)	$140	$(35)	$105	$(175)	$46	$(129)

E*TRADE Q1 2019 10-Q | Page 78

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive loss (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss		Affected Line Items in the Consolidated Statement of Income
	Three Months Ended March 31,
	2019	2018
Available-for-sale securities:	$11	$11	Gains on securities and other, net
	(1)	(1)	Interest income
	10	10	Reclassification into earnings, before tax
	(3)	(3)	Income tax expense
	$7	$7	Reclassification into earnings, net

NOTE 12—EARNINGS PER SHARE
Net income available to common shareholders, or net income less preferred stock dividends, represents the numerator used in the computation of basic and diluted earnings per common share. The denominators used in the computation of basic and diluted earnings per common share are basic and diluted weighted average common shares outstanding, respectively.
Basic weighted average common shares outstanding were 246.3 million and 266.6 million for the three months ended March 31, 2019 and 2018. The difference between basic and diluted weighted average common shares outstanding includes the weighted-average dilutive impact of securities, including restricted stock units and awards, dividend equivalent units, employee stock purchase plan shares and stock options, as well as the weighted-average dilutive impact of convertible debentures. This activity represented 0.6 million and 1.1 million shares for the three months ended March 31, 2019 and 2018 and resulted in diluted weighted average common shares outstanding of 246.9 million and 267.7 million for the same periods. The amount of certain restricted stock and options excluded from the calculations of diluted earnings per common share due to the anti-dilutive effect was not material for the three months ended March 31, 2019 and 2018.

E*TRADE Q1 2019 10-Q | Page 79

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
At March 31, 2019 and December 31, 2018, all of the Company’s broker-dealer and FCM subsidiaries met applicable minimum net capital requirements. The following table presents a summary of the minimum net capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
March 31, 2019:
E*TRADE Securities(1)	$220	$1,275	$1,055
E*TRADE Futures	2	26	24
International broker-dealer	—	19	19
Total	$222	$1,320	$1,098

December 31, 2018:
E*TRADE Securities	$209	$1,294	$1,085
E*TRADE Futures	1	26	25
International broker-dealer	—	18	18
Total	$210	$1,338	$1,128

(1)	E*TRADE Securities paid dividends of $250 million to the parent company during the three months ended March 31, 2019.
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

E*TRADE Q1 2019 10-Q | Page 80

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

	March 31, 2019					December 31, 2018
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,267	6.7%	$3,180	5.0%	$1,087	$4,097	6.6%	$3,101	5.0%	$996
Common Equity Tier 1	$3,578	30.1%	$773	6.5%	$2,805	$3,408	31.1%	$713	6.5%	$2,695
Tier 1 risk-based	$4,267	35.9%	$951	8.0%	$3,316	$4,097	37.3%	$877	8.0%	$3,220
Total risk-based	$4,309	36.3%	$1,189	10.0%	$3,120	$4,143	37.8%	$1,097	10.0%	$3,046
E*TRADE Bank(1)
Tier 1 leverage	$3,640	7.1%	$2,563	5.0%	$1,077	$3,484	7.1%	$2,461	5.0%	$1,023
Common Equity Tier 1	$3,640	33.9%	$699	6.5%	$2,941	$3,484	34.9%	$650	6.5%	$2,834
Tier 1 risk-based	$3,640	33.9%	$860	8.0%	$2,780	$3,484	34.9%	$800	8.0%	$2,684
Total risk-based	$3,672	34.2%	$1,075	10.0%	$2,597	$3,521	35.2%	$999	10.0%	$2,522
E*TRADE Savings Bank(1)
Tier 1 leverage	$1,469	27.1%	$272	5.0%	$1,197	$1,456	26.6%	$273	5.0%	$1,183
Common Equity Tier 1	$1,469	180.2%	$53	6.5%	$1,416	$1,456	169.4%	$56	6.5%	$1,400
Tier 1 risk-based	$1,469	180.2%	$65	8.0%	$1,404	$1,456	169.4%	$69	8.0%	$1,387
Total risk-based	$1,470	180.3%	$82	10.0%	$1,388	$1,456	169.4%	$86	10.0%	$1,370

(1)
Basel III includes a capital conservation buffer that limits a banking organization’s ability to make capital distributions and discretionary bonus payments to executive officers if a banking organization fails to maintain a Common Equity Tier 1 capital conservation buffer of more than 2.5%, on a fully phased-in basis, of total risk-weighted assets above each of the following minimum risk-based capital ratio requirements: Common Equity Tier 1 capital (4.5%), Tier 1 risk-based capital (6.0%), and Total risk-based capital (8.0%). This requirement was effective beginning on January 1, 2016, and became fully phased-in on January 1, 2019.

E*TRADE Q1 2019 10-Q | Page 81

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
On December 26, 2018, a draft FINRA Dispute Resolution Statement of Claim was received on behalf of an E*TRADE customer and the customer's limited liability company. The draft Statement of Claim alleges that E*TRADE Securities, E*TRADE Capital Management and John Does I-XII violated Section 10(b) of the Securities Exchange Act, committed common law fraud, breached fiduciary duties, breached contractual duties, failed to supervise, and were negligent in the maintenance of the LLC’s accounts. The claim relates to margin liquidations from the LLC's accounts in February 2018. No arbitration has yet been filed, but the Company intends to defend itself vigorously in this matter.
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

E*TRADE Q1 2019 10-Q | Page 82

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $61 million in unfunded contingent investment commitments with respect to these investments at March 31, 2019.
At March 31, 2019, the Company had $16 million of certificates of deposit scheduled to mature in less than one year.
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

E*TRADE Q1 2019 10-Q | Page 83

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

E*TRADE Q1 2019 10-Q | Page 84

PART II

ITEM 1.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Litigation Matters in Note 14—Commitments, Contingencies and Other Regulatory Matters to Part I. Item 1. Condensed Consolidated Financial Statements (Unaudited) in this Quarterly Report and is incorporated by reference into this item.
ITEM 1A.    RISK FACTORS
There have been no material changes in the Company's risk factors from those disclosed in its 2018 Annual Report.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended March 31, 2019 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Programs(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(3)
January 1, 2019 - January 31, 2019	1,385	$43.80	—	$499
February 1, 2019 - February 28, 2019	1,697,634	$48.05	1,369,100	$434
March 1, 2019 - March 31, 2019	1,141,320	$48.54	1,128,800	$379
Total	2,840,339	$48.24	2,497,900

(1)	Includes 342,439 shares withheld to satisfy tax withholding obligations associated with vesting of share-based awards.

(2)	Excludes commission paid, if any.

(3)	In October 2018, the Company announced that its Board of Directors authorized a $1 billion share repurchase program.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

E*TRADE Q1 2019 10-Q | Page 85

ITEM 6.    EXHIBITS

Exhibit Number	Description

*10.1	Amendment No. 1, dated March 7, 2019, to the Employment Agreement, dated February 14, 2017, between the Company and Michael J. Curcio.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document (The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.)

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

E*TRADE Q1 2019 10-Q | Page 86

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 2, 2019

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ CHAD E. TURNER
Chad E. Turner
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE Q1 2019 10-Q | Page 87