Form 10-Q
period 2019-06-30
E TRADE FINANCIAL CORP
filed 2019-08-01
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-11921

ETRADE Financial Corporation
E*TRADE Financial Corporation
(Exact Name of Registrant as Specified in its Charter)
E TRADE FINANCIAL CORP

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
As of July 30, 2019, there were 239,813,983 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2019

E*TRADE Q2 2019 10-Q | Page i

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

E*TRADE Q2 2019 10-Q | Page ii

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
We caution that actual results could differ materially from those discussed in these forward-looking statements. Important factors that could contribute to our actual results differing materially from any forward-looking statements include, but are not limited to:

•	changes in business, economic or political conditions

•	performance, volume and volatility in the equity and capital markets

•	changes in interest rates or interest rate volatility

•	our ability to manage our balance sheet size and capital levels

•	disruptions or failures of our information technology systems or those of our third-party service providers

•	cyber security threats, system disruptions and other potential security breaches or incidents

•	customer demand for financial products and services

•	our ability to continue to compete effectively and respond to aggressive competition within our industry

•	our ability to participate in consolidation opportunities in our industry, to complete consolidation transactions and to realize synergies or implement integration plans

•	our ability to manage our significant risk exposures effectively

•	the occurrence of risks associated with our advisory services

•	our ability to manage credit risk with customers and counterparties

•	our ability to service our corporate debt and, if necessary, to raise additional capital

E*TRADE Q2 2019 10-Q | Page 1

•	changes in government regulation, including interpretations, or actions by our regulators, including those that may result from the implementation and enforcement of regulatory reform legislation

•	adverse developments in any investigations, disciplinary actions or litigation
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

E*TRADE Q2 2019 10-Q | Page 2

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

E*TRADE Q2 2019 10-Q | Page 3

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

E*TRADE Q2 2019 10-Q | Page 4

Products and Services
Our hybrid delivery model is available through the following award-winning digital platforms which are complemented by professional advice and support.

Platforms for Retail Channel	Platforms for Institutional Channel

Web	Equity Edge Online(1)
Our easy-to-use site is the primary channel to interact with customers and prospects	Equity Edge Online is the #1 rated platform in the stock plan administration industry that offers automation and flexibility

Mobile(2)	Liberty
Our top-rated mobile applications are industry leading and include integrations with leading artificial intelligence assistants	Liberty is intuitive technology built for RIAs that simplifies the investment and management of client assets

Active Trading Platforms
Active trading platforms include sophisticated trading tools, advanced portfolio and market tracking, and idea generation and analysis

Complemented by professional advice and support

Customer Service	Financial Consultants
Customer service is available 24/7 via phone, email or chat from industry licensed representatives. White glove service is available for our highest-tiered customers	Financial consultants are available by phone or at branches to provide one-on-one investing advice

Active Trader Services	Corporate Services
Active trader services support includes specialized support for sophisticated customers with advanced knowledge and skill	Corporate services support includes personalized service on a global scale driven by dedicated relationship and service managers backed by comprehensive training and education

Advisor Services
Advisor services support includes dedicated relationship managers who act as a single point of contact for specialized support

(1)	Equity Edge Online was rated #1 in Loyalty and Overall Satisfaction in the 2018, 2017, 2016, 2015, 2014, 2013, and 2012 Group Five Stock Plan Administration Study Industry Report.

(2)	E*TRADE was awarded the #1 Mobile Trading award in StockBrokers.com's 2019 Online Broker Review of 17 firms across 284 different variables.

E*TRADE Q2 2019 10-Q | Page 5

We deliver a broad range of products and services through the retail and institutional customer channels across the following five product areas: Trading, Investing, Banking and Cash Management, Corporate Services and Advisor Services.
Trading
The Company delivers automated trade order placement and execution services, offering our customers a full range of investment vehicles, including US equities, exchange-traded funds (ETFs), options, bonds, futures, American depositary receipts and non-proprietary mutual funds. We also offer margin accounts, enabling qualifying customers to borrow against their securities, supported by robust tools enabling customers to analyze their positions and easily understand collateral requirements. The Company also offers a fully paid lending program which allows customers to earn income on certain securities held in cash accounts when they permit us to lend their securities.
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
Investing
The Company endeavors to help investors build wealth and address their long-term investing needs through a variety of products and services, a suite of managed products and asset allocation models. These include our Core Portfolios, Blend Portfolios, Dedicated Portfolios, and Fixed Income Portfolios. The Company also offers self-directed digital tools across web and mobile platforms, including mutual fund and ETF screeners, All-Star Lists, a collection of pre-built ETF or mutual fund portfolios based on time frame and risk tolerance, an assortment of planning and allocation tools, thematic investing opportunities, education and editorial content. Investors also have access to a wide selection of ETFs and mutual funds, including more than 300 commission-free ETFs and more than 4,400 no-load, no-transaction fee mutual funds.
The Company also offers guidance through a team of licensed financial consultants and Chartered Retirement Planning CounselorsSM at our 30 regional financial centers and through our two national financial centers by phone, email and online. Customers can receive complimentary portfolio reviews and personalized investment recommendations.
Banking and Cash Management Capabilities
The Company's banking and cash management capabilities include deposit accounts insured by the FDIC, which are fully integrated into customer brokerage accounts. Among other features, E*TRADE Bank's customers can transfer to and from accounts at E*TRADE and elsewhere for free and checking account customers have access to debit cards with ATM fee refunds, online and mobile bill pay, and mobile check deposits. E*TRADE Bank's savings account offerings include the Premium Savings Account, which provides a higher yield to savings account customers as compared to our other deposit products. The E*TRADE Line of Credit program allows customers to borrow against the market value of securities pledged as collateral.

E*TRADE Q2 2019 10-Q | Page 6

Corporate Services
Through our industry-leading platform, Equity Edge Online, we serve approximately 20% of S&P 500 companies, including nearly 50% of technology companies within the S&P 500 index. The Company offers management of employee stock option plans, employee stock purchase plans, and restricted stock plans with fully-automated stock plan administration. Accounting, reporting and scenario modeling tools are also available. The integrated stock plan solutions include multi-currency settlement and delivery, and streamlined tax calculation. Additionally, corporate clients are offered 10b5-1 plan design and implementation, along with SEC filing assistance and automated solutions. Through our platform, participants have enhanced visibility into the creation and approval of their plan through digital tools and resources. Participants have full access to E*TRADE's robust investing and trading capabilities, including tailored education and planning tools, and dedicated stock plan service representatives.
Corporate Services is an important driver of account and asset growth, serving as a conduit to the retail channel. Over the last 12 months ending June 30, 2019, there were $100 billion of gross inflows into our corporate services channel, driven by $23 billion of new corporate client implementations and $77 billion of new grants and employee stock purchase plan transactions. Over this same 12 month period, domestic stock plan participants generated $29 billion of net proceeds through transactions of vested assets. These participant proceeds represent a key source of net new assets for the retail customer channel.
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

E*TRADE Q2 2019 10-Q | Page 7

Significant Events
Generated additional capital capacity by repositioning balance sheet
The Company sold $4.5 billion of lower-yielding investment securities, enabling the reduction of the size of our balance sheet. Gains (losses) on securities and other, net includes $80 million of losses related to these sales. During the second quarter, the Company moved $6.6 billion of deposits to third-party banks, generating additional capital capacity to support future share repurchases. The Company's balance sheet repositioning prioritized longer-term growth in earnings per share and capital return to shareholders over short-term revenue growth and operating margin. See MD&A—Earnings Overview, MD&A—Balance Sheet Overview and Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.
Announced new $1.5 billion share repurchase program
In July 2019 the Company announced that its Board of Directors authorized a new $1.5 billion share repurchase program. We had $157 million remaining under our previous $1 billion share repurchase program at June 30, 2019. We intend to complete the new $1.5 billion authorization by the end of the third quarter of 2020. The timing and exact amount of any common stock repurchases will depend on various factors, including market conditions, our capital position, and other available investment opportunities.
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
In the first quarter of 2019, the Company updated the structure of its customer activity metrics to better align to its retail and institutional customer channels. Additionally, the Company has refined the presentation of certain customer activity metrics, as follows:

•
Commissionable trades: The definition of trades was updated to capture only commissionable trades (this impacts daily average revenue trades (DARTs), derivative DARTs percentage, and average commission per trade).

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

E*TRADE Q2 2019 10-Q | Page 8

Customer Activity Metrics
Daily Average Revenue Trades is an important measure of customer trading activity, and is a key driver of commissions revenue. DARTs were 268,488 and 273,858 for the three and six months ended June 30, 2019, respectively, compared to 250,326 and 274,407 for the same periods in 2018.
Derivative DARTs, a key component of overall DARTs that represents advanced trading activities by our customers, is the daily average number of options and futures trades, and Derivative DARTs percentage is the mix of options and futures trades as a component of total DARTs. Derivative DARTs were 89,402 and 89,717 for the three and six months ended June 30, 2019, respectively, compared to 85,967 and 91,256 for the same periods in 2018. Derivative DARTs represented 33% of total DARTs for both the three and six months ended June 30, 2019, respectively, compared to 34% and 33% for the same periods in 2018.

Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $7.14 and $7.15 for the three and six months ended June 30, 2019, respectively, compared to $7.56 and $7.53 for the same periods in 2018.
Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Margin receivables were $9.9 billion and $11.0 billion at June 30, 2019 and 2018, respectively.

E*TRADE Q2 2019 10-Q | Page 9

End of period accounts and net new accounts are indicators of our ability to attract and retain customers. The following table presents end of period accounts by channel:

	2Q 2019	1Q 2019	4Q 2018	3Q 2018	2Q 2018
End of period retail accounts	5,122,669	5,088,597	5,007,767	4,056,416	3,992,575
End of period advisor services accounts	151,275	151,222	151,241	150,063	147,640
End of period corporate services accounts	1,853,875	1,817,983	1,763,829	1,735,675	1,666,354
End of period accounts	7,127,819	7,057,802	6,922,837	5,942,154	5,806,569

The following table presents net new accounts and annualized growth rates by channel:

	2Q 2019	1Q 2019	4Q 2018	3Q 2018	2Q 2018
Net new retail accounts	34,072	80,830	951,351	63,841	37,444
Net new advisor services accounts	53	(19)	1,178	2,423	147,640
Net new corporate services accounts	35,892	54,154	28,154	69,321	134,025
Net new accounts	70,017	134,965	980,683	135,585	319,109

Net new retail account growth rate	2.7%	6.5%	93.8%	6.4%	3.8%
Net new advisor services account growth rate	0.1%	(0.1)%	3.1%	6.6%	100.0%
Net new corporate services account growth rate	7.9%	12.3%	6.5%	16.6%	35.0%
Net new total account growth rate	4.0%	7.8%	66.0%	9.3%	23.3%

We added 1,057,956 net new accounts as part of acquisitions during the year ended December 31, 2018, including 145,891 advisor services accounts related to the TCA acquisition in the three months ended June 30, 2018 and 912,065 retail accounts related to the Capital One account acquisition in the three months ended December 31, 2018.

E*TRADE Q2 2019 10-Q | Page 10

Total customer assets is an indicator of the value of our relationship with our customers. An increase generally indicates that the use of our products and services is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. The following table presents the significant components of total customer assets (dollars in billions):

	2Q 2019	1Q 2019	4Q 2018	3Q 2018	2Q 2018
Security holdings	$286.6	$279.3	$242.0	$274.4	$257.7
Cash and deposits	62.2	61.7	60.2	58.4	57.7
Retail and advisor services assets	348.8	341.0	302.2	332.8	315.4
Corporate services vested assets	142.3	140.6	111.9	140.0	125.3
Retail, advisor services, and corporate services vested assets	491.1	481.6	414.1	472.8	440.7
Corporate services unvested holdings	117.0	115.4	94.4	119.5	108.0
Total customer assets	$608.1	$597.0	$508.5	$592.3	$548.7
Customer cash and deposits is a significant component of total customer assets as it is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. The following table presents the significant components of total customer cash and deposits (dollars in billions):

	2Q 2019	1Q 2019	4Q 2018	3Q 2018	2Q 2018
Sweep deposits	$31.7	$38.6	$39.3	$38.0	$37.8
Customer payables	10.6	10.6	10.1	10.5	10.0
Savings, checking and other banking assets	8.6	7.7	6.0	5.1	4.9
Total on-balance sheet cash	50.9	56.9	55.4	53.6	52.7
Sweep deposits at unaffiliated financial institutions	9.6	3.0	3.0	3.0	3.5
Money market funds and other	1.7	1.8	1.8	1.8	1.5
Total customer cash held by third parties(1)	11.3	4.8	4.8	4.8	5.0
Total customer cash and deposits	$62.2	$61.7	$60.2	$58.4	$57.7

(1)
Customer cash held by third parties is maintained at unaffiliated financial institutions. Customer cash held by third parties is not reflected in the Company's consolidated balance sheet and is not immediately available for liquidity purposes.

E*TRADE Q2 2019 10-Q | Page 11

Net new retail and advisor services assets equals total inflows to new and existing retail and advisor services accounts less total outflows from closed and existing retail and advisor services accounts. The net new retail and advisor services assets metric is a general indicator of the use of our products and services by new and existing retail and advisor services customers. Net new retail and advisor services assets were $1.6 billion and $6.3 billion for the three and six months ended June 30, 2019, respectively, compared to $21.0 billion and $26.3 billion for the same periods in 2018. The following table presents annualized net new retail and advisor services assets growth rates:

	2Q 2019	1Q 2019	4Q 2018	3Q 2018	2Q 2018
Net new retail assets growth rate	2.1%	6.8%	25.2%	4.2%	3.3%
Net new advisor services assets growth rate	(1.2)%	(3.5)%	3.9%	7.6%	100.0%
Net new retail and advisor services assets growth rate	1.9%	6.2%	24.0%	4.4%	29.5%
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
Corporate Metrics:
Earnings per diluted common share is the portion of a company's profit allocated to each diluted share of common stock and is a key indicator of the Company's profitability. Earnings per diluted share was $0.90 and $2.00 for the three and six months ended June 30, 2019, respectively, compared to $0.95 and $1.82 for the same periods in 2018. Earnings per diluted share includes $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which had an after-tax impact of $59 million, or $0.24 per diluted share in both periods.
Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 43% and 48% for the three and six months ended June 30, 2019, respectively, compared to 49% and 48% for the same periods in 2018. Income before income tax expense and net revenue, the numerator and denominator in the operating margin calculation, include $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which resulted in a 6 percentage point reduction and a 2 percentage point reduction in operating margin for the same periods.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses which is not viewed as a key factor governing our investment in the business and is excluded by management when evaluating operating margin performance. Adjusted operating margin was 42% and 46% for the three and six months ended June 30, 2019, respectively, compared to 46% and 45% for the same periods in 2018. Adjusted income

E*TRADE Q2 2019 10-Q | Page 12

before income tax expense and net revenue, the numerator and denominator in the adjusted operating margin calculation, include $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which resulted in a 6 percentage point reduction and a 3 percentage point reduction in adjusted operating margin for the same periods.
See MD&A—Earnings Overview for a reconciliation of adjusted operating margin to operating margin.
Capital return to shareholders represents the amount of earnings returned to shareholders through share repurchases and common stock dividends and Capital return percentage to shareholders is capital returned to shareholders as a percentage of net income available to common shareholders. Capital return to shareholders was $411 million and $1.2 billion for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. Capital return percentage to shareholders was 84% and 116% for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. In addition, the Company also returned capital to shareholders in the form of shares withheld for taxes of $17 million and $28 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.
Return on common equity is calculated by dividing net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Return on common equity was 15% and 17% for the three and six months ended June 30, 2019, respectively, compared to 16% and 15% for the same periods in 2018. Net income available to common shareholders includes $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which had an after-tax impact of $59 million and resulted in a 4 percentage point reduction and a 2 percentage point reduction in return on common equity for the same periods.
Adjusted return on common equity is a non-GAAP measure calculated by dividing adjusted net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Adjusted net income available to common shareholders is a non-GAAP measure which excludes the provision (benefit) for loan losses which is not viewed as a key factor governing our investment in the business and is excluded by management when evaluating return on common equity performance. Adjusted return on common equity was 14% and 16% for the three and six months ended June 30, 2019, respectively, compared to 15% and 14% for the same periods in 2018. See MD&A—Earnings Overview for a reconciliation of adjusted net income available to common shareholders to net income and adjusted return on common equity to return on common equity. Adjusted net income available to common shareholders includes $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which had an after-tax impact of $59 million and resulted in a 4 percentage point reduction and a 2 percentage point reduction in adjusted return on common equity for the same periods.

E*TRADE Q2 2019 10-Q | Page 13

Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Cash and equivalents was $380 million and $532 million at June 30, 2019 and 2018, respectively, while corporate cash was $323 million and $943 million for the same periods. See MD&A—Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.
Average interest-earning assets, along with net interest margin, are indicators of our ability to generate net interest income. Average interest-earning assets were $61.4 billion and $61.2 billion for the three and six months ended June 30, 2019, respectively, compared to $60.0 billion and $59.9 billion for the same periods in 2018.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 3.20% and 3.21% for the three and six months ended June 30, 2019, respectively, compared to 3.02% and 3.00% for the same periods in 2018.

E*TRADE Q2 2019 10-Q | Page 14

Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 6.7% and 7.1% at June 30, 2019 and 2018, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.3% and 7.2% at June 30, 2019 and 2018, respectively. The internal threshold for E*TRADE Financial's Tier 1 leverage ratio is 6.5% and the internal threshold for E*TRADE Bank's Tier 1 leverage ratio is 7.0%. See MD&A—Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Total employees is the key driver of compensation and benefits expense, our largest non-interest expense category. Total employees were 4,261 and 4,095 at June 30, 2019 and 2018, respectively.

E*TRADE Q2 2019 10-Q | Page 15

EARNINGS OVERVIEW
We generated net income of $219 million and $509 million on total net revenue of $685 million and $1.4 billion for the three and six months ended June 30, 2019, respectively. The following chart presents a reconciliation of net income for the three months ended June 30, 2018 to net income for the three months ended June 30, 2019 (dollars in millions):

(1)
Includes advertising and market development, clearing and servicing, professional services, occupancy and equipment, communications, depreciation and amortization, restructuring and acquisition-related activities and other non-interest expenses.

E*TRADE Q2 2019 10-Q | Page 16

The following table presents significant components of the consolidated statement of income (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2019 vs. 2018				2019 vs. 2018
	2019	2018	Amount	%	2019	2018	Amount	%
Net interest income	$490	$453	$37	8%	$982	$898	$84	9%
Total non-interest income	195	257	(62)	(24)%	458	520	(62)	(12)%
Total net revenue	685	710	(25)	(4)%	1,440	1,418	22	2%
Provision (benefit) for loan losses	(8)	(19)	11	(58)%	(20)	(40)	20	(50)%
Total non-interest expense	398	384	14	4%	773	779	(6)	(1)%
Income before income tax expense	295	345	(50)	(14)%	687	679	8	1%
Income tax expense	76	95	(19)	(20)%	178	182	(4)	(2)%
Net income	$219	$250	$(31)	(12)%	$509	$497	$12	2%
Preferred stock dividends	—	—	—	—%	20	12	8	67%
Net income available to common shareholders	$219	$250	$(31)	(12)%	$489	$485	$4	1%
Diluted earnings per common share	$0.90	$0.95	$(0.05)	(5)%	$2.00	$1.82	$0.18	10%
Net income decreased 12% to $219 million or $0.90 per diluted share and increased 2% to $509 million or $2.00 per diluted share, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Net income available to common shareholders was $219 million and $489 million for the three and six months ended June 30, 2019, respectively, which reflects payment of $20 million in preferred stock dividends in the first quarter of 2019, compared to $250 million and $485 million for the same periods in 2018, which reflects payment of $12 million in preferred stock dividends in the first quarter of 2018.
The decrease in net income for the three months ended June 30, 2019 was primarily driven by $80 million of pre-tax losses related to sales of $4.5 billion of lower-yielding investment securities as part of our balance sheet repositioning during the period, a lower benefit for loan losses and higher compensation and benefits expenses. These were partially offset by higher net interest income due to an improvement in net interest margin and higher revenue earned on customer cash held by third parties. The increase for the six months ended June 30, 2019 was primarily driven by higher net interest income partially offset by the losses related to the balance sheet repositioning and a lower benefit for loan losses.
Net Revenue
The following table presents the significant components of net revenue (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2019 vs. 2018				2019 vs. 2018
	2019	2018	Amount	%	2019	2018	Amount	%
Net interest income	$490	$453	$37	8%	$982	$898	$84	9%
Commissions	121	121	—	—%	243	258	(15)	(6)%
Fees and service charges	126	110	16	15%	244	215	29	13%
Gains (losses) on securities and other, net	(64)	15	(79)	*	(53)	25	(78)	*
Other revenue	12	11	1	9%	24	22	2	9%
Total non-interest income	195	257	(62)	(24)%	458	520	(62)	(12)%
Total net revenue	$685	$710	$(25)	(4)%	$1,440	$1,418	$22	2%

*	Percentage not meaningful.

E*TRADE Q2 2019 10-Q | Page 17

Net Interest Income
Net interest income increased 8% to $490 million and 9% to $982 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Net interest income is earned primarily through investment securities, margin receivables and our legacy mortgage and consumer loan portfolio, offset by funding costs.
The following table presents average balance sheet data and interest income and expense data, as well as related net interest margin, yields, and rates (dollars in millions):

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$452	$3	2.33%	$533	$2	1.66%
Cash segregated under federal or other regulations	871	6	2.63%	753	4	1.95%
Investment securities	47,375	368	3.11%	44,973	303	2.69%
Margin receivables	10,084	130	5.17%	10,291	118	4.60%
Loans(1)	1,920	28	5.75%	2,468	33	5.32%
Broker-related receivables and other	659	3	2.23%	949	4	1.74%
Total interest-earning assets	61,361	538	3.51%	59,967	464	3.10%
Other interest revenue(2)	—	22		—	25
Total interest-earning assets	61,361	560	3.66%	59,967	489	3.26%
Total non-interest-earning assets	5,093			4,364
Total assets	$66,454			$64,331

Sweep deposits	$37,380	$18	0.20%	$38,196	$7	0.08%
Savings deposits	6,347	23	1.47%	2,766	1	0.06%
Other deposits	1,732	—	0.03%	2,044	—	0.02%
Customer payables	10,593	8	0.31%	9,533	4	0.16%
Broker-related payables and other	1,050	1	0.46%	2,207	3	0.65%
Other borrowings	312	4	3.78%	829	8	3.77%
Corporate debt	1,410	14	4.06%	1,042	10	3.68%
Total interest-bearing liabilities	58,824	68	0.47%	56,617	33	0.23%
Other interest expense(3)	—	2		—	3
Total interest-bearing liabilities	58,824	70	0.48%	56,617	36	0.25%
Total non-interest-bearing liabilities	1,016			633
Total liabilities	59,840			57,250
Total shareholders' equity	6,614			7,081
Total liabilities and shareholders' equity	$66,454			$64,331
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,537	$490	3.20%	$3,350	$453	3.02%

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

E*TRADE Q2 2019 10-Q | Page 18

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$529	$6	2.32%	$668	$5	1.52%
Cash segregated under federal or other regulations	928	12	2.63%	774	7	1.78%
Investment securities	47,172	733	3.11%	45,083	593	2.63%
Margin receivables	9,926	256	5.21%	9,881	221	4.51%
Loans(1)	1,989	56	5.61%	2,548	66	5.19%
Broker-related receivables and other	646	7	2.24%	949	8	1.65%
Total interest-earning assets	61,190	1,070	3.51%	59,903	900	3.01%
Other interest revenue(2)	—	45		—	57
Total interest-earning assets	61,190	1,115	3.66%	59,903	957	3.20%
Total non-interest-earning assets	5,043			4,574
Total assets	$66,233			$64,477

Sweep deposits	$37,904	$38	0.20%	$38,247	$9	0.05%
Savings deposits	5,661	38	1.36%	2,799	1	0.04%
Other deposits	1,758	—	0.03%	2,046	—	0.02%
Customer payables	10,528	17	0.32%	9,544	5	0.11%
Broker-related payables and other	1,025	2	0.47%	1,889	4	0.47%
Other borrowings	291	6	3.80%	880	15	3.42%
Corporate debt	1,409	28	3.98%	1,017	19	3.65%
Total interest-bearing liabilities	58,576	129	0.44%	56,422	53	0.19%
Other interest expense(3)	—	4		—	6
Total interest-bearing liabilities	58,576	133	0.46%	56,422	59	0.21%
Total non-interest-bearing liabilities	1,099			979
Total liabilities	59,675			57,401
Total shareholders' equity	6,558			7,076
Total liabilities and shareholders' equity	$66,233			$64,477
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,614	$982	3.21%	$3,481	$898	3.00%

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

Average interest-earning assets increased 2% to $61.4 billion and to $61.2 billion for both the three and six months ended June 30, 2019 compared to the same periods in 2018. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities increased 4% to $58.8 billion and to $58.6 billion for both the three and six months ended June 30, 2019 compared to the same periods in 2018 due to the following:

•
Deposits and customer payables: The increase to savings deposits was primarily driven by growth in the Premium Savings Account product first introduced in the second quarter of 2018. The deposits and customer payables balances were also impacted by customer net buying, which reflected $3.6 billion during the six months ended June 30, 2019, compared to net buying of $9.8 billion in the same period in 2018.

E*TRADE Q2 2019 10-Q | Page 19

•
Other interest-bearing liabilities: The decrease in broker-related payables and other borrowings was driven by customer activity, including short-term liquidity needs at E*TRADE Bank and E*TRADE Securities. In addition, net proceeds from the June 2018 issuance of corporate debt were used to redeem the Company's trust preferred securities in the third quarter of 2018, resulting in a decrease in other borrowings.

Net interest margin increased 18 basis points to 3.20% and 21 basis points to 3.21% for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Net interest margin is driven by the mix of average asset and liability balances and the interest rates earned or paid on those balances. The increase during the three and six months ended June 30, 2019, compared to the same periods in 2018, is due to higher interest rates earned on margin receivables and investment securities balances, partially offset by increased funding costs due to increased rates paid on deposits, including the Premium Savings Account product, and customer payables. The increase in rates was largely driven by the four increases in federal funds rates that occurred during 2018. Our net interest margin was also impacted by the continued run-off of our higher yielding legacy mortgage and consumer loan portfolio.
Commissions
Commissions revenue remained flat at $121 million and decreased 6% to $243 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The primary factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days.
DARTs volume increased 7% to 268,488 and decreased less than 1% to 273,858 for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. DARTs volume is impacted by market sentiment as well as volatility of the equity markets. Derivative DARTs volume increased 4% to 89,402 and decreased 2% to 89,717 for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.
Average commission per trade decreased 6% to $7.14 and 5% to $7.15 for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. Average commission per trade is impacted by trade mix and differing commission rates on various trade types (e.g. equities, derivatives, corporate services and mutual funds).
Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2019 vs. 2018				2019 vs. 2018
	2019	2018	Amount	%	2019	2018	Amount	%
Order flow revenue	$45	$43	$2	5%	$88	$90	$(2)	(2)%
Money market funds and sweep deposits revenue(1)	23	18	5	28%	44	35	9	26%
Advisor management and custody fees	19	16	3	19%	37	27	10	37%
Mutual fund service fees	13	12	1	8%	25	23	2	9%
Foreign exchange revenue	8	6	2	33%	16	14	2	14%
Reorganization fees	7	4	3	75%	13	7	6	86%
Other fees and service charges	11	11	—	—%	21	19	2	11%
Total fees and service charges	$126	$110	$16	15%	$244	$215	$29	13%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third-party institutions.

E*TRADE Q2 2019 10-Q | Page 20

Fees and service charges increased 15% to $126 million and 13% to $244 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases were primarily driven by higher money market funds and sweep deposits revenue driven by larger balances and a higher yield of approximately 170 and 165 basis points for the three and six months ended June 30, 2019, respectively, compared to 140 and 135 basis points for the same periods in 2018. Advisor management and custody fees also increased as a result of the acquisition of TCA in the second quarter of 2018.
Gains (Losses) on Securities and Other, Net
The following table presents the significant components of gains (losses) on securities and other, net (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2019 vs. 2018				2019 vs. 2018
	2019	2018	Amount	%	2019	2018	Amount	%
Gains (losses) on available-for-sale securities, net:
Gains on available-for-sale securities	$15	$11	$4	36%	$26	$22	$4	18%
Losses on available-for-sale securities	(80)	—	(80)	(100)%	(80)	—	(80)	(100)%
Subtotal	(65)	11	(76)	*	(54)	22	(76)	*
Equity method investment income (loss) and other(1)	1	4	(3)	(75)%	1	3	(2)	(67)%
Gains (losses) on securities and other, net	$(64)	$15	$(79)	*	$(53)	$25	$(78)	*

*	Percentage not meaningful.

(1)	Includes $4 million in gains on Community Reinvestment Act (CRA) equity investments for the three months ended June 30, 2018.
In June 2019, the Company sold $4.5 billion of lower-yielding investment securities at losses as it repositioned its balance sheet during the second quarter. Gains (losses) on securities and other, net includes $80 million of losses related to these sales. The losses were partially offset by $16 million in gains from other investment security activity in this line item. See MD&A—Overview, MD&A—Balance Sheet Overview and Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $8 million and $20 million for the three and six months ended June 30, 2019, respectively, compared to a benefit for loan losses of $19 million and $40 million for the same periods in 2018. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs that were not included in our loss estimates. For additional information on management's estimate of the allowance for loan losses, see Note 6—Loans Receivable, Net.

E*TRADE Q2 2019 10-Q | Page 21

Non-Interest Expense
The following table presents the significant components of non-interest expense (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2019 vs. 2018				2019 vs. 2018
	2019	2018	Amount	%	2019	2018	Amount	%
Compensation and benefits	$168	$160	$8	5%	$332	$312	$20	6%
Advertising and market development	48	47	1	2%	102	107	(5)	(5)%
Clearing and servicing	32	30	2	7%	62	66	(4)	(6)%
Professional services	26	25	1	4%	48	47	1	2%
Occupancy and equipment	32	30	2	7%	64	60	4	7%
Communications	29	28	1	4%	44	59	(15)	(25)%
Depreciation and amortization	21	23	(2)	(9)%	42	45	(3)	(7)%
FDIC insurance premiums	4	9	(5)	(56)%	8	18	(10)	(56)%
Amortization of other intangibles	15	12	3	25%	30	22	8	36%
Restructuring and acquisition-related activities	—	2	(2)	(100)%	—	2	(2)	(100)%
Other non-interest expenses	23	18	5	28%	41	41	—	—%
Total non-interest expense	$398	$384	$14	4%	$773	$779	$(6)	(1)%
Compensation and Benefits
Compensation and benefits expense increased 5% to $168 million and 6% to $332 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The expense increase was primarily driven by a 4% increase in headcount as a result of acquisitions during 2018, as well as growth in our business. The three months ended June 30, 2019 also included severance of $7 million related to organizational realignment.
Communications
Communications expense increased 4% to $29 million and decreased 25% to $44 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease during the six months ended June 30, 2019 was due to a $14 million benefit in the first quarter of 2019 related to a change in estimate for previous market data usage.
FDIC Insurance Premiums
FDIC insurance premiums expense decreased 56% to $4 million and $8 million for both the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The decrease was driven primarily by the termination of surcharges paid to the Deposit Insurance Fund after it attained the minimum reserve ratio of 1.35 percent of insured deposits in September 2018.
Amortization of Other Intangibles
Amortization of other intangibles expense increased 25% to $15 million and 36% to $30 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase was primarily due to the intangible assets recognized in connection with the TCA acquisition and acquisition of retail accounts from Capital One during 2018.

E*TRADE Q2 2019 10-Q | Page 22

Other Non-Interest Expenses
Other non-interest expenses increased 28% to $23 million and remained flat at $41 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase during the three months ended June 30, 2019 was primarily driven by higher expenses from our annual Directions conference, sponsored by our corporate services channel, where we hosted approximately 650 stock plan participants and prospective clients.
Operating Margin
Operating margin was 43% and 48% for the three and six months ended June 30, 2019, respectively, compared to 49% and 48% for the same periods in 2018. Adjusted operating margin, a non-GAAP measure, was 42% and 46% for the three and six months ended June 30, 2019, respectively, compared to 46% and 45% for the same periods in 2018.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin(1)	$295	43%	$345	49%	$687	48%	$679	48%
Provision (benefit) for loan losses	(8)		(19)		(20)		(40)
Adjusted income before income tax expense / adjusted operating margin(2)	$287	42%	$326	46%	$667	46%	$639	45%

(1)
Income before income tax expense included $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which resulted in a 6 percentage point reduction and a 2 percentage point reduction in operating margin for the same periods.

(2)
Adjusted income before income tax expense included $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which resulted in a 6 percentage point reduction and a 3 percentage point reduction in adjusted operating margin for the same periods.

E*TRADE Q2 2019 10-Q | Page 23

Return on Common Equity
Return on common equity was 15% and 17% for the three and six months ended June 30, 2019, respectively, compared to 16% and 15% for the same periods in 2018. Adjusted return on common equity, a non-GAAP measure, was 14% and 16% for the three and six months ended June 30, 2019, respectively, compared to 15% and 14% for the same periods in 2018.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Return on Common Equity %	Amount	Return on Common Equity %	Amount	Return on Common Equity %	Amount	Return on Common Equity %
Net income available to common shareholders and return on common equity(1)	$219	15%	$250	16%	$489	17%	$485	15%
Add back impact of the following item:
Provision (benefit) for loan losses	(8)		(19)		(20)		(40)
Income tax impact	2		5		5		10
Net of tax	(6)		(14)		(15)		(30)
Adjusted net income available to common shareholders and return on common equity(1)	$213	14%	$236	15%	$474	16%	$455	14%

(1)
Net income available to common shareholders and adjusted net income available to common shareholders includes $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which had an after-tax impact of $59 million and resulted in a 4 percentage point reduction and 2 percentage point reduction to return on common equity and adjusted return on common equity for the same periods.

Income Tax Expense
Income tax expense was $76 million and $178 million for the three and six months ended June 30, 2019, respectively, compared to $95 million and $182 million for the same periods in 2018. The effective tax rate was 26% for both the three and six months ended June 30, 2019, compared to 27% for both periods in 2018.

E*TRADE Q2 2019 10-Q | Page 24

BALANCE SHEET OVERVIEW
The following table presents the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	June 30,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Assets:
Cash and equivalents	$380	$2,333	$(1,953)	(84)%
Segregated cash	948	1,011	(63)	(6)%
Investment securities	43,112	45,037	(1,925)	(4)%
Margin receivables	9,930	9,560	370	4%
Loans receivable, net	1,849	2,103	(254)	(12)%
Receivables from brokers, dealers and clearing organizations	902	760	142	19%
Goodwill and other intangibles, net	2,946	2,976	(30)	(1)%
Other(1)	1,523	1,223	300	25%
Total assets	$61,590	$65,003	$(3,413)	(5)%
Liabilities and shareholders’ equity:
Deposits	$40,289	$45,313	$(5,024)	(11)%
Customer payables	10,629	10,117	512	5%
Payables to brokers, dealers and clearing organizations	1,146	948	198	21%
Other borrowings	300	—	300	100%
Corporate debt	1,410	1,409	1	—%
Other liabilities	946	654	292	45%
Total liabilities	54,720	58,441	(3,721)	(6)%
Shareholders’ equity	6,870	6,562	308	5%
Total liabilities and shareholders’ equity	$61,590	$65,003	$(3,413)	(5)%

(1)	Includes balance sheet line items property and equipment, net and other assets.
Cash and Equivalents
Cash and equivalents decreased 84% to $380 million during the six months ended June 30, 2019. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, see MD&A—Liquidity and Capital Resources and the consolidated statement of cash flows.
Segregated Cash
Cash segregated under federal or other regulations decreased 6% to $948 million during the six months ended June 30, 2019. The level of segregated cash is driven by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we segregate for the exclusive benefit of our brokerage customers. Segregated cash can also be impacted by the level of reverse repurchase agreements between E*TRADE Securities and E*TRADE Bank, representing investments that were also segregated under federal or other regulations by E*TRADE Securities and eliminated in consolidation, which increased $800 million to $1.2 billion as of June 30, 2019.

E*TRADE Q2 2019 10-Q | Page 25

Investment Securities
The following table presents the significant components of investment securities (dollars in millions):

			Variance
	June 30,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Available-for-sale securities:
Agency mortgage-backed securities	$17,710	$22,162	$(4,452)	(20)%
Other agency debt securities	819	991	(172)	(17)%
US Treasuries	937	—	937	100%
Non-agency debt securities(1)	248	—	248	100%
Total available-for-sale securities	$19,714	$23,153	$(3,439)	(15)%
Held-to-maturity securities:
Agency mortgage-backed securities	$20,323	$18,085	$2,238	12%
Other agency debt securities	3,075	3,799	(724)	(19)%
Total held-to-maturity securities	$23,398	$21,884	$1,514	7%
Total investment securities	$43,112	$45,037	$(1,925)	(4)%

(1)	Includes non-agency asset-backed securities (ABS) and non-agency commercial mortgage-backed securities.
Securities represented 70% and 69% of total assets at June 30, 2019 and December 31, 2018, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
The decrease in available-for-sale securities during the six months ended June 30, 2019 related primarily to the sale of $4.5 billion of lower-yielding investment securities as part of the Company's balance sheet repositioning. See MD&A—Overview, MD&A—Earnings Overview and Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.
Margin Receivables
Margin receivables increased 4% to $9.9 billion during the six months ended June 30, 2019. Market valuation of customer assets and market sentiment are economic factors that impact the margin receivables balance.

E*TRADE Q2 2019 10-Q | Page 26

Loans Receivable, Net
The following table presents the significant components of loans receivable, net (dollars in millions):

			Variance
	June 30,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
One- to four-family	$932	$1,071	$(139)	(13)%
Home equity	732	836	(104)	(12)%
Consumer	94	118	(24)	(20)%
Securities-based lending(1)	114	107	7	7%
Total loans receivable	1,872	2,132	(260)	(12)%
Unamortized premiums, net	7	8	(1)	(13)%
Subtotal	1,879	2,140	(261)	(12)%
Less: Allowance for loan losses	30	37	(7)	(19)%
Total loans receivable, net	$1,849	$2,103	$(254)	(12)%

(1)
E*TRADE Line of Credit is a securities-based lending product where customers can borrow against the market value of their securities pledged as collateral. The unused credit line amount totaled $267 million and $173 million as of June 30, 2019 and December 31, 2018, respectively.

Loans receivable, net decreased 12% to $1.8 billion during the six months ended June 30, 2019. We expect the remaining legacy mortgage and consumer loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to continue to hold these loans, if the markets improve or our assessment changes, our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 6—Loans Receivable, Net.

E*TRADE Q2 2019 10-Q | Page 27

Receivables from and Payables to Brokers, Dealers and Clearing Organizations
The following table presents the significant components of receivables from and payables to brokers, dealers and clearing organizations (dollars in millions):

			Variance
	June 30,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Receivables:
Securities borrowed	$490	$140	$350	250%
Receivables from clearing organizations	330	555	(225)	(41)%
Other	82	65	17	26%
Total	$902	$760	$142	19%

Payables:
Securities loaned	$1,098	$887	$211	24%
Payables to clearing organizations	10	11	(1)	(9)%
Other	38	50	(12)	(24)%
Total	$1,146	$948	$198	21%
Securities borrowed increased 250% to $490 million during the six months ended June 30, 2019. The increase was driven by a higher demand for securities to cover customer short positions during the period. The 41% decrease in receivables from clearing organizations during the six months ended June 30, 2019 to $330 million was primarily driven by the decreased use of cash collateral for the Company's derivatives transactions utilized for hedging activities.
Securities loaned increased 24% to $1.1 billion during the six months ended June 30, 2019. The increase was driven by higher demand for securities from our counterparties. For additional information on E*TRADE Securities liquidity, see MD&A—Liquidity and Capital Resources.
Deposits
The following table presents the significant components of deposits (dollars in millions):

			Variance
	June 30,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Sweep deposits	$31,656	$39,322	$(7,666)	(19)%
Savings deposits(1)	6,916	4,133	2,783	67%
Other deposits	1,717	1,858	(141)	(8)%
Total deposits	$40,289	$45,313	$(5,024)	(11)%

(1)	Includes $5.1 billion and $2.0 billion of deposits at June 30, 2019 and December 31, 2018, respectively, in our Premium Savings Account product.
Deposits represented 74% and 78% of total liabilities at June 30, 2019 and December 31, 2018, respectively. The decrease in deposits during the six months ended June 30, 2019 was driven by the move of $6.6 billion of deposits to third-party banks during the second quarter as part of the Company's balance sheet repositioning. See MD&A—Earnings Overview and Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.

E*TRADE Q2 2019 10-Q | Page 28

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
The programs utilize our bank subsidiaries, in combination with additional third-party program banks, as applicable, to allow customers the ability to have aggregate deposits they hold in the programs insured up to $1,250,000 for each category of legal ownership depending on the program. As of June 30, 2019, approximately 98% of sweep deposits were in these programs. Sweep deposits on balance sheet are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.
Other Borrowings
Other borrowings increased to $300 million during the six months ended June 30, 2019, as we utilized Federal Home Loan Bank (FHLB) advances for short-term liquidity and funding needs. See MD&A—Liquidity and Capital Resources for additional information on liquidity and funding sources.

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

E*TRADE Q2 2019 10-Q | Page 29

We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash is monitored as part of our liquidity risk management. Our current corporate cash minimum target is $300 million and covers approximately 18 months of parent company fixed costs, which includes preferred stock dividends, corporate debt interest and other overhead costs, and contractual corporate debt maturities over the next 12 months. The Company maintains $300 million of additional liquidity through an unsecured committed revolving credit facility. The parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from our operating subsidiaries, including E*TRADE Bank and E*TRADE Securities, are additional sources of corporate cash. Subject to regulatory approval or notification, capital generated by these subsidiaries could be distributed to the parent company to the extent the excess capital levels exceed both regulatory capital requirements and internal capital thresholds. As of June 30, 2019, our subsidiaries maintained excess regulatory capital over internal thresholds and paid dividends of $525 million to the parent company during the first half of 2019.
The following chart presents the key activities impacting corporate cash and provides a roll forward of corporate cash from December 31, 2018 to corporate cash at June 30, 2019 (dollars in millions):
The following table presents a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	June 30, 2019	December 31, 2018
Consolidated cash and equivalents	$380	$2,333
Less: Cash at regulated subsidiaries	(373)	(2,347)
Add: Cash on deposit at E*TRADE Bank(1)	316	405
Corporate cash	$323	$391

(1)
Corporate cash includes the parent company's deposits placed with E*TRADE Bank. E*TRADE Bank may use these deposits for investment purposes; however, these investments are not included in consolidated cash and equivalents.

E*TRADE Q2 2019 10-Q | Page 30

Corporate cash decreased $68 million to $323 million during the six months ended June 30, 2019 primarily due to the following:

•	$525 million of dividends received from subsidiaries

•	$342 million used for share repurchases

•	$182 million used primarily for parent company overhead less reimbursements from subsidiaries under cost sharing arrangements

•	$69 million used for common stock dividends
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

E*TRADE Q2 2019 10-Q | Page 31

External Liquidity Sources
The following table presents the Company's external lines of credit at June 30, 2019 (dollars in millions):

Description	Maturity	Borrower	Outstanding	Available
Senior unsecured, committed revolving credit facility(1)	June 2024	ETFC	$—	$300
FHLB secured credit facility	Determined at trade	ETB	$300	$6,072
Federal Reserve Bank discount window	Overnight	ETB	$—	$1,060
Senior unsecured, committed revolving credit facility(2)	June 2020	ETS	$—	$600
Secured, committed lines of credit	June 2020	ETS	$—	$175
Unsecured, uncommitted lines of credit	June 2020	ETS	$—	$50
Unsecured, uncommitted lines of credit	None	ETS	$—	$75
Secured, uncommitted lines of credit	None	ETS	$—	$425

(1)
On June 21, 2019, the Company entered into a new five year, $300 million senior unsecured committed revolving credit facility, which replaced its three year senior unsecured committed revolving credit facility entered into on June 23, 2017. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to the Company's interest coverage, leverage and regulatory net capital ratios with which the Company was in compliance at June 30, 2019.

(2)
On June 21, 2019, E*TRADE Securities entered into a 364-day, $600 million senior unsecured committed revolving credit facility, which replaced its 364-day senior unsecured committed revolving credit facility entered into on June 22, 2018. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at June 30, 2019.

Capital Resources
The Company seeks to manage capital levels in support of our business strategy of generating and effectively deploying capital for the benefit of our shareholders, governed by the Company's risk management framework. For additional information on our bank and brokerage capital requirements, refer to Note 13—Regulatory Requirements.

E*TRADE Q2 2019 10-Q | Page 32

Bank Capital Requirements
At June 30, 2019, our regulatory capital ratios for E*TRADE Financial and E*TRADE Bank were above the minimum ratios required to be "well capitalized." Currently, the internal threshold for E*TRADE Financial's Tier 1 leverage ratio is 6.5% and the internal threshold for E*TRADE Bank's Tier 1 leverage ratio is 7.0%. For additional information on bank regulatory requirements and phase-in periods, refer to Part I. Item 1. Business—Regulation in the Company's 2018 Annual Report.
The following table presents E*TRADE Financial and E*TRADE Bank's capital ratios (dollars in millions):

	E*TRADE Financial		E*TRADE Bank
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Shareholders’ equity	$6,870	$6,562	$4,028	$3,557
Deduct:
Preferred stock	(689)	(689)	—	—
Common Equity Tier 1 capital before regulatory adjustments	$6,181	$5,873	$4,028	$3,557
Add:
Losses in other comprehensive income on available-for-sale debt securities, net of tax	58	275	58	275
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,496)	(2,540)	(282)	(287)
Disallowed deferred tax assets	(122)	(200)	(36)	(61)
Common Equity Tier 1 capital	$3,621	$3,408	$3,768	$3,484
Add:
Preferred stock	689	689	—	—
Tier 1 capital	$4,310	$4,097	$3,768	$3,484
Add:
Other	40	46	30	37
Total capital	$4,350	$4,143	$3,798	$3,521

Average assets for leverage capital purposes	$66,665	$64,767	$51,749	$49,568
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,496)	(2,540)	(282)	(287)
Disallowed deferred tax assets	(122)	(200)	(36)	(61)
Adjusted average assets for leverage capital purposes	$64,047	$62,027	$51,431	$49,220

Total risk-weighted assets(1)	$10,679	$10,970	$9,369	$9,994

Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	6.7%	6.6%	7.3%	7.1%
Common Equity Tier 1 capital / Total risk-weighted assets(1)	33.9%	31.1%	40.2%	34.9%
Tier 1 capital / Total risk-weighted assets	40.4%	37.3%	40.2%	34.9%
Total capital / Total risk-weighted assets	40.7%	37.8%	40.5%	35.2%

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

E*TRADE Q2 2019 10-Q | Page 33

Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2019, these subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. For additional information on our broker-dealer and FCM capital requirements, refer to Note 13—Regulatory Requirements.
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

•
One- to Four-Family Interest-Only Loans: One- to four-family loans include loans with a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At June 30, 2019, 100% of these loans were amortizing.

E*TRADE Q2 2019 10-Q | Page 34

•
Home Equity Loans: The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest-only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At June 30, 2019, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.

•
Securities: We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the US government or its agencies to have low credit risk as the long-term debt rating of the US government is AA+ by S&P and Aaa by Moody’s at June 30, 2019. The amortized cost of these securities accounted for over 99% of our total securities portfolio at June 30, 2019. We review the remaining debt securities that were not backed by the US government or its agencies according to their credit ratings from S&P and Moody’s where available, and all such debt securities were rated investment grade at June 30, 2019.

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

E*TRADE Q2 2019 10-Q | Page 35

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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2019, 91% of our total assets were interest-earning assets and we had no securities classified as trading.
At June 30, 2019, 63% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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

E*TRADE Q2 2019 10-Q | Page 36

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
The following table presents the sensitivity of EVE and EAR at the consolidated E*TRADE Financial level (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	June 30, 2019		December 31, 2018		June 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$203	3.0%	$148	1.8%	$213	11.9%	$187	9.2%
+100	$270	4.1%	$198	2.4%	$126	7.0%	$101	5.0%
+50	$182	2.7%	$146	1.8%	$68	3.8%	$53	2.6%
-50	$(323)	(4.9)%	$(273)	(3.4)%	$(90)	(5.0)%	$(88)	(4.3)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our interest rate risk position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At June 30, 2019 the EVE and EAR percentage changes were within our Board limits.

E*TRADE Q2 2019 10-Q | Page 37

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
Capital return percentage to shareholders—Represents the amount of earnings returned to shareholders through share repurchases and common stock dividends as a percentage of net income available to common shareholders.
CECL—Current expected credit losses.
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

E*TRADE Q2 2019 10-Q | Page 38

CRA—Community Reinvestment Act.
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
Earnings at Risk (EAR)—The sensitivity of net interest income to changes in interest rates over a twelve month horizon. It is a short-term measurement of interest rate risk and does not consider risks beyond the simulation time horizon. In addition, it requires reinvestment, funding, and hedging assumptions for the horizon.
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

E*TRADE Q2 2019 10-Q | Page 39

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
NFA—National Futures Association.
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

E*TRADE Q2 2019 10-Q | Page 40

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

E*TRADE Q2 2019 10-Q | Page 41

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE Q2 2019 10-Q | Page 42

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Interest income	$560	$489	$1,115	$957
Interest expense	(70)	(36)	(133)	(59)
Net interest income	490	453	982	898
Commissions	121	121	243	258
Fees and service charges	126	110	244	215
Gains (losses) on securities and other, net	(64)	15	(53)	25
Other revenue	12	11	24	22
Total non-interest income	195	257	458	520
Total net revenue	685	710	1,440	1,418
Provision (benefit) for loan losses	(8)	(19)	(20)	(40)
Non-interest expense:
Compensation and benefits	168	160	332	312
Advertising and market development	48	47	102	107
Clearing and servicing	32	30	62	66
Professional services	26	25	48	47
Occupancy and equipment	32	30	64	60
Communications	29	28	44	59
Depreciation and amortization	21	23	42	45
FDIC insurance premiums	4	9	8	18
Amortization of other intangibles	15	12	30	22
Restructuring and acquisition-related activities	—	2	—	2
Other non-interest expenses	23	18	41	41
Total non-interest expense	398	384	773	779
Income before income tax expense	295	345	687	679
Income tax expense	76	95	178	182
Net income	$219	$250	$509	$497
Preferred stock dividends	—	—	20	12
Net income available to common shareholders	$219	$250	$489	$485
Basic earnings per common share	$0.90	$0.95	$2.00	$1.83
Diluted earnings per common share	$0.90	$0.95	$2.00	$1.82
Weighted average common shares outstanding:
Basic (in thousands)	243,007	263,809	244,620	265,220
Diluted (in thousands)	243,465	264,929	245,190	266,351

See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q2 2019 10-Q | Page 43

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$219	$250	$509	$497
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Unrealized gains (losses), net	64	(51)	176	(179)
Reclassification into earnings, net	48	(8)	41	(15)
Transfer of held-to-maturity securities to available-for-sale securities	—	—	—	6
Net change from available-for-sale securities	112	(59)	217	(188)
Other comprehensive income (loss)	112	(59)	217	(188)
Comprehensive income	$331	$191	$726	$309

See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q2 2019 10-Q | Page 44

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Cash and equivalents	$380	$2,333
Cash segregated under federal or other regulations	948	1,011
Available-for-sale securities	19,714	23,153
Held-to-maturity securities (fair value of $23,630 and $21,491 at June 30, 2019 and December 31, 2018, respectively)	23,398	21,884
Margin receivables	9,930	9,560
Loans receivable, net (net of allowance for loan losses of $30 and $37 at June 30, 2019 and December 31, 2018, respectively)	1,849	2,103
Receivables from brokers, dealers and clearing organizations	902	760
Property and equipment, net	325	281
Goodwill	2,485	2,485
Other intangibles, net	461	491
Other assets	1,198	942
Total assets	$61,590	$65,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$40,289	$45,313
Customer payables	10,629	10,117
Payables to brokers, dealers and clearing organizations	1,146	948
Other borrowings	300	—
Corporate debt	1,410	1,409
Other liabilities	946	654
Total liabilities	54,720	58,441
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 403,000 shares issued and outstanding at both June 30, 2019 and December 31, 2018; aggregate liquidation preference of $700 at both June 30, 2019 and December 31, 2018	689	689
Common stock, $0.01 par value, 400,000,000 shares authorized, 240,015,468 and 246,495,174 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	5,133	5,462
Retained earnings	1,104	684
Accumulated other comprehensive loss	(58)	(275)
Total shareholders’ equity	6,870	6,562
Total liabilities and shareholders’ equity	$61,590	$65,003
See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q2 2019 10-Q | Page 45

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2018	$689	246	$2	$5,462	$684	$(275)	$6,562
Net income	—	—	—	—	290	—	290
Other comprehensive income	—	—	—	—	—	105	105
Common stock dividends ($0.14 per share)	—	—	—	—	(35)	—	(35)
Preferred stock dividends - Series A ($29.38 per share)	—	—	—	—	(12)	—	(12)
Preferred stock dividends - Series B ($2,650.00 per share)	—	—	—	—	(8)	—	(8)
Repurchases of common stock	—	(2)	—	(120)	—	—	(120)
Share-based compensation	—	—	—	13	—	—	13
Other common stock activity	—	1	—	(13)	—	—	(13)
Balance at March 31, 2019	$689	245	$2	$5,342	$919	$(170)	$6,782
Net income	—	—	—	—	219	—	219
Other comprehensive income	—	—	—	—	—	112	112
Common stock dividends ($0.14 per share)	—	—	—	—	(34)	—	(34)
Repurchases of common stock	—	(5)	—	(222)	—	—	(222)
Share-based compensation	—	—	—	13	—	—	13
Balance at June 30, 2019	$689	240	$2	$5,133	$1,104	$(58)	$6,870
				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2017	$689	267	$3	$6,582	$(317)	$(26)	$6,931
Cumulative effect of hedge accounting adoption	—	—	—	—	7	(7)	—
Reclassification of tax effects due to federal tax reform	—	—	—	—	14	(14)	—
Net income	—	—	—	—	247	—	247
Other comprehensive loss	—	—	—	—	—	(129)	(129)
Preferred stock dividends - Series A ($29.38 per share)	—	—	—	—	(12)	—	(12)
Repurchases of common stock	—	(3)	—	(140)	—	—	(140)
Share-based compensation	—	—	—	10	—	—	10
Other common stock activity	—	1	—	(18)	—	—	(18)
Balance at March 31, 2018	$689	265	$3	$6,434	$(61)	$(176)	$6,889
Net income	—	—	—	—	250	—	250
Other comprehensive loss	—	—	—	—	—	(59)	(59)
Repurchases of common stock	—	(3)	—	(189)	—	—	(189)
Share-based compensation	—	—	—	12	—	—	12
Balance at June 30, 2018	$689	262	$3	$6,257	$189	$(235)	$6,903
See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q2 2019 10-Q | Page 46

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$509	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(20)	(40)
Depreciation and amortization (including amortization and accretion on investment securities)	112	129
(Gains) losses on securities and other, net	53	(25)
Share-based compensation	26	22
Deferred tax expense	144	170
Other	(5)	5
Net effect of changes in assets and liabilities:
(Increase) decrease in receivables from brokers, dealers and clearing organizations	(142)	552
Increase in margin receivables	(370)	(1,884)
(Increase) decrease in other assets	(231)	408
Increase in payables to brokers, dealers and clearing organizations	198	124
Increase in customer payables	512	510
(Decrease) increase in other liabilities	(560)	8
Net cash provided by operating activities	226	476
Cash flows from investing activities:
Purchases of available-for-sale securities	(5,028)	(2,809)
Proceeds from sales of available-for-sale securities	8,632	1,974
Proceeds from maturities of and principal payments on available-for-sale securities	788	991
Purchases of held-to-maturity securities	(3,753)	(2,086)
Proceeds from maturities of and principal payments on held-to-maturity securities	2,223	1,019
Proceeds from sales of loans	—	15
Decrease in loans receivable	264	311
Capital expenditures for property and equipment	(81)	(49)
Proceeds from sale of real estate owned and repossessed assets	6	13
Acquisitions, net of cash acquired	—	(36)
Net cash flow from derivative contracts	(89)	35
Other	(30)	(42)
Net cash provided by (used in) investing activities	2,932	(664)

E*TRADE Q2 2019 10-Q | Page 47

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Decrease in deposits	$(5,024)	$(868)
Common stock dividends	(69)	—
Preferred stock dividends	(20)	(12)
Net increase in advances from FHLB	300	350
Proceeds from issuance of senior notes	—	420
Repurchases of common stock	(342)	(329)
Other	(19)	(24)
Net cash used in financing activities	(5,174)	(463)
Decrease in cash, cash equivalents and segregated cash	(2,016)	(651)
Cash, cash equivalents and segregated cash, beginning of period	3,344	1,803
Cash, cash equivalents and segregated cash, end of period	$1,328	$1,152

Cash and equivalents, end of period	$380	$532
Segregated cash, end of period	948	620
Cash, cash equivalents and segregated cash, end of period	$1,328	$1,152

Supplemental disclosures:
Cash paid for interest	$130	$55
Cash paid for income taxes, net of refunds	$23	$5
Right-of-use assets recognized upon adoption of new lease standard	$193	$—
Right-of-use assets obtained during the period	$25	$—
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$10	$9
Transfer of available-for-sale securities to held-to-maturity securities	$—	$1,161
Transfer of held-to-maturity securities to available-for-sale securities	$—	$4,672

See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q2 2019 10-Q | Page 48

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

E*TRADE Q2 2019 10-Q | Page 49

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
Adoption of New Accounting Standards
Accounting for Leases
In February 2016, the Financial Accounting Standards Board (FASB) amended the guidance on accounting for leases. The new guidance required lessees to recognize right-of-use (ROU) assets and lease liabilities on the balance sheet for the rights and obligations created by all qualifying leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee remains substantially unchanged and depends on classification as a finance or operating lease. The Company adopted the new guidance beginning on January 1, 2019 and elected to use the effective date as the date of initial application. As such, restated financial information and the additional disclosures required under the new standard will not be provided for the comparative periods presented. The new guidance also requires quantitative and qualitative disclosures that provide information about the amounts related to leasing arrangements recorded in the consolidated financial statements. For further information, see Note 10—Lease Arrangements. The Company elected to apply the "package of practical expedients," which permits it to not reassess prior conclusions on existing leases regarding lease identification, lease classification and initial direct costs. In addition, the Company has elected to apply the short-term lease exception for lease arrangements with maximum lease terms of 12 months or less. The Company elected to not apply the use-of-hindsight practical expedient, and the practical expedient relating to land easements is not applicable. Adoption of the standard did not have a material impact on the Company’s results of operations or cash flows.
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

E*TRADE Q2 2019 10-Q | Page 50

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
New Accounting Standards Not Yet Adopted
Accounting for Credit Losses
In June 2016, the FASB amended the guidance on accounting for credit losses and has subsequently issued clarifications and improvements. The amended guidance requires measurement of all current expected credit losses (CECL) for financial instruments, including loans and debt securities, and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical performance, current conditions, and reasonable and supportable forecasts, including expected charge-off recoveries, will be used to estimate expected credit losses. The amended guidance will also result in credit losses on impaired available-for-sale debt securities being recorded through an allowance for credit losses. The FASB issued additional amended guidance during the second quarter of 2019 that clarified that the CECL standard allows for subsequent increases in the fair value of collateral for collateral-dependent loans to be recognized. Additional amended transition guidance issued during the second quarter of 2019 allows entities to elect the fair value option on certain financial instruments, on an instrument-by-instrument basis; however, this fair value option election does not apply to held-to-maturity debt securities. The new guidance will be effective for interim and annual periods beginning January 1, 2020 and early adoption is permitted.
The Company has continued to make progress in developing credit loss estimation methods for the mortgage loan portfolio. The Company expects that the CECL implementation impact will include a benefit at adoption related to mortgage loans that were determined to be collateral-dependent and previously written down to collateral value. This potential benefit does not yet contemplate the CECL implementation impact for the remaining mortgage loan portfolio. The Company does not expect that credit losses for the investment security portfolio and margin receivables and other securities-based lending activities will be material based on its current analysis and industry views.
The Company's focus for the remainder of 2019 will be the continued development and refinement of its credit loss estimation methods, the development of policies and procedures in support of implementation, testing and validation of credit loss estimation methods, and the completion of parallel runs of credit loss modeling. The Company's evaluation of the impact of the guidance contemplates the recent performance of the run-off legacy mortgage and consumer loan portfolio and the credit profile of the current investment securities portfolio; however, the impact will depend on the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by the Company on the date of adoption.

E*TRADE Q2 2019 10-Q | Page 51

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

NOTE 2—NET REVENUE
The following table presents the significant components of total net revenue (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest income	$490	$453	$982	$898
Commissions	121	121	243	258
Fees and service charges	126	110	244	215
Gains (losses) on securities and other, net	(64)	15	(53)	25
Other revenue	12	11	24	22
Total net revenue (1)	$685	$710	$1,440	$1,418

(1)	Contract balances and transaction price allocated to remaining performance obligations were not material for the periods presented.

E*TRADE Q2 2019 10-Q | Page 52

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Interest Income and Interest Expense
The following table presents the significant components of interest income and interest expense (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Cash and equivalents	$3	$2	$6	$5
Cash segregated under federal or other regulations	6	4	12	7
Investment securities	368	303	733	593
Margin receivables	130	118	256	221
Loans	28	33	56	66
Broker-related receivables and other	3	4	7	8
Subtotal interest income	538	464	1,070	900
Other interest revenue(1)	22	25	45	57
Total interest income	560	489	1,115	957
Interest expense:
Sweep deposits	18	7	38	9
Savings deposits	23	1	38	1
Customer payables	8	4	17	5
Broker-related payables and other	1	3	2	4
Other borrowings	4	8	6	15
Corporate debt	14	10	28	19
Subtotal interest expense	68	33	129	53
Other interest expense(2)	2	3	4	6
Total interest expense	70	36	133	59
Net interest income	$490	$453	$982	$898

(1)
Other interest revenue is earned on certain securities loaned balances. Interest expense incurred on other securities loaned balances is presented on the broker-related payables and other line item above.

(2)
Other interest expense is incurred on certain securities borrowed balances. Interest income earned on other securities borrowed balances is presented on the broker-related receivables and other line item above.

E*TRADE Q2 2019 10-Q | Page 53

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fees and Service Charges
The following table presents the significant components of fees and service charges revenue (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fees and service charges:
Order flow revenue	$45	$43	$88	$90
Money market funds and sweep deposits revenue	23	18	44	35
Advisor management and custody fees	19	16	37	27
Mutual fund service fees	13	12	25	23
Foreign exchange revenue	8	6	16	14
Reorganization fees	7	4	13	7
Other fees and service charges	11	11	21	19
Total fees and service charges	$126	$110	$244	$215

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

E*TRADE Q2 2019 10-Q | Page 54

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recurring Fair Value Measurement Techniques
Agency Debt and Mortgage-backed Securities
The Company’s agency mortgage-backed securities portfolio is comprised of debt securities which are guaranteed by US government sponsored enterprises and federal agencies. The fair value of agency mortgage-backed securities was determined using a market approach with quoted market prices, recent transactions and spread data for identical or similar instruments. Agency mortgage-backed securities were categorized in Level 2 of the fair value hierarchy.
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

E*TRADE Q2 2019 10-Q | Page 55

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

	Unobservable Inputs	Average	Range
June 30, 2019:
Loans receivable:
One- to four-family	Appraised value	$714,100	$47,000 - $2,700,000
Home equity	Appraised value	$407,300	$126,000 - $970,000
Real estate owned	Appraised value	$392,100	$29,000 - $1,444,000

December 31, 2018:
Loans receivable:
One- to four-family	Appraised value	$594,700	$17,000 - $2,000,000
Home equity	Appraised value	$397,700	$73,000 - $1,060,000
Real estate owned	Appraised value	$329,500	$57,900 - $900,000

E*TRADE Q2 2019 10-Q | Page 56

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recurring and Nonrecurring Fair Value Measurements
The following tables present the significant components of assets and liabilities measured at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2019:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency mortgage-backed securities	$—	$17,710	$—	$17,710
Agency debentures	—	818	—	818
US Treasuries	—	937	—	937
Non-agency asset-backed securities	—	180	—	180
Non-agency mortgage-backed securities	—	68	—	68
Other	—	1	—	1
Total available-for-sale securities	—	19,714	—	19,714
Publicly traded equity securities(1)	7	—	—	7
Total assets measured at fair value on a recurring basis(2)	$7	$19,714	$—	$19,721
Liabilities
Other liabilities:
Derivative liabilities(3)	$—	$5	$—	$5
Total liabilities measured at fair value on a recurring basis	$—	$5	$—	$5
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$9	$9
Home equity	—	—	3	3
Total loans receivable	—	—	12	12
Other assets:
Real estate owned	—	—	14	14
Total assets measured at fair value on a nonrecurring basis(4)	$—	$—	$26	$26

(1)	Consists of investments in a mutual fund related to the CRA.

(2)	Assets measured at fair value on a recurring basis represented 32% of the Company’s total assets at June 30, 2019.

(3)	All derivative liabilities were interest rate contracts at June 30, 2019. Information related to derivative instruments is detailed in Note 7—Derivative Instruments and Hedging Activities.

(4)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at June 30, 2019, and for which a fair value measurement was recorded during the period.

E*TRADE Q2 2019 10-Q | Page 57

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

Gains and losses on assets measured at fair value on a nonrecurring basis were not material for the periods presented.
Recurring Fair Value Measurements Categorized within Level 3
For the periods presented, no assets or liabilities measured at fair value on a recurring basis were categorized within Level 3 of the fair value hierarchy. The Company had no transfers between levels during the periods presented.

E*TRADE Q2 2019 10-Q | Page 58

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments Not Carried at Fair Value
The following tables present the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet (dollars in millions):

	June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$380	$380	$—	$—	$380
Cash segregated under federal or other regulations	$948	$948	$—	$—	$948
Held-to-maturity securities:
Agency mortgage-backed securities	$20,323	$—	$20,520	$—	$20,520
Agency debentures	1,261	—	1,266	—	1,266
Agency debt securities	1,814	—	1,844	—	1,844
Total held-to-maturity securities	$23,398	$—	$23,630	$—	$23,630
Margin receivables(1)	$9,930	$—	$9,930	$—	$9,930
Loans receivable, net:
One- to four-family	$929	$—	$—	$970	$970
Home equity	713	—	—	754	754
Consumer	93	—	—	93	93
Securities-based lending	114	—	114	—	114
Total loans receivable, net(2)	$1,849	$—	$114	$1,817	$1,931
Receivables from brokers, dealers and clearing organizations(1)	$902	$—	$902	$—	$902
Other assets(1)(3)	$88	$—	$88	$—	$88
Liabilities
Deposits	$40,289	$—	$40,288	$—	$40,288
Customer payables	$10,629	$—	$10,629	$—	$10,629
Payables to brokers, dealers and clearing organizations	$1,146	$—	$1,146	$—	$1,146
Other borrowings	$300	$—	$300	$—	$300
Corporate debt	$1,410	$—	$1,449	$—	$1,449

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, including the fully paid lending program, where the Company is permitted to sell or re-pledge the securities, was $13.9 billion at June 30, 2019. Of this amount, $2.3 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at June 30, 2019.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $30 million and loans that are recorded at fair value on a nonrecurring basis at June 30, 2019.

(3)	The $88 million in other assets at June 30, 2019 represents securities borrowing from customers under the fully paid lending program.
E*TRADE Q2 2019 10-Q | Page 59

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

E*TRADE Q2 2019 10-Q | Page 60

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4—OFFSETTING ASSETS AND LIABILITIES
Securities Lending Transactions
Deposits paid for securities borrowed and deposits received for securities loaned are recorded at the amount of cash collateral advanced or received plus accrued interest. For financial statement purposes, the Company does not offset securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The following table presents information about the Company's securities borrowing and securities lending transactions to enable the users of the Company’s consolidated financial statements to evaluate the potential effect of rights of set-off between these recognized assets and liabilities (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
June 30, 2019:
Assets:
Securities borrowed (2)	$578	$—	$578	$(112)	$(450)	$16

Liabilities:
Securities loaned (3)	$1,098	$—	$1,098	$(112)	$(903)	$83

December 31, 2018:
Assets:
Securities borrowed (2)	$176	$—	$176	$(104)	$(61)	$11

Liabilities:
Securities loaned (3)	$887	$—	$887	$(104)	$(700)	$83

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

(2)
Included in the gross amounts of deposits paid for securities borrowed was $279 million and $65 million at June 30, 2019 and December 31, 2018, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(3)
Included in the gross amounts of deposits received for securities loaned was $530 million and $543 million at June 30, 2019 and December 31, 2018, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

E*TRADE Q2 2019 10-Q | Page 61

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company is required to deposit cash with the lender for securities borrowed whereas the Company receives collateral in the form of cash for securities loaned. These activities both require cash in an amount generally in excess of the market value of the securities and have overnight or continuous remaining contractual maturities. Securities lending transactions expose the Company to counterparty credit risk and market risk. To manage the counterparty risk, the Company maintains internal standards for approving counterparties, reviews and analyzes the credit rating of each counterparty, and monitors its positions with each counterparty on an ongoing basis. In addition, for certain of the Company's securities lending transactions, the Company uses a program with a clearing organization that guarantees the return of collateral. The Company monitors the market value of the securities borrowed and loaned using collateral arrangements that require additional collateral to be obtained from or excess collateral to be returned to the counterparties based on changes in market value, to maintain specified collateral levels.
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

E*TRADE Q2 2019 10-Q | Page 62

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2019:
Available-for-sale securities:
Agency mortgage-backed securities	$16,833	$922	$(45)	$17,710
Agency debentures	782	36	—	818
US Treasuries	920	17	—	937
Non-agency asset-backed securities(1)	178	2	—	180
Non-agency mortgage-backed securities	65	3	—	68
Other	1	—	—	1
Total available-for-sale securities	$18,779	$980	$(45)	$19,714
Held-to-maturity securities:
Agency mortgage-backed securities	$20,323	$263	$(66)	$20,520
Agency debentures	1,261	6	(1)	1,266
Other agency debt securities	1,814	33	(3)	1,844
Total held-to-maturity securities	$23,398	$302	$(70)	$23,630

December 31, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$22,140	$327	$(305)	$22,162
Agency debentures	833	13	(7)	839
Other agency debt securities	140	1	(2)	139
Municipal bonds	12	—	—	12
Other	1	—	—	1
Total available-for-sale securities	$23,126	$341	$(314)	$23,153
Held-to-maturity securities:
Agency mortgage-backed securities	$18,085	$26	$(363)	$17,748
Agency debentures	1,824	—	(16)	1,808
Other agency debt securities	1,975	4	(44)	1,935
Total held-to-maturity securities	$21,884	$30	$(423)	$21,491

(1)	All non-agency ABS were collateralized by credit card receivables at June 30, 2019.

E*TRADE Q2 2019 10-Q | Page 63

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contractual Maturities
The following table presents the contractual maturities of all available-for-sale and held-to-maturity debt securities (dollars in millions):

	June 30, 2019
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$60	$60
Due within one to five years	352	356
Due within five to ten years	9,638	10,389
Due after ten years	8,729	8,909
Total available-for-sale debt securities	$18,779	$19,714
Held-to-maturity debt securities:
Due within one year	$17	$17
Due within one to five years	2,040	2,063
Due within five to ten years	4,231	4,296
Due after ten years	17,110	17,254
Total held-to-maturity debt securities	$23,398	$23,630

At June 30, 2019 and December 31, 2018, the Company had pledged $6.0 billion and $6.3 billion, respectively, of held-to-maturity debt securities, and $495 million and $151 million, respectively, of available-for-sale securities, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE Q2 2019 10-Q | Page 64

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
June 30, 2019:
Available-for-sale securities:
Agency mortgage-backed securities	$448	$(6)	$3,327	$(39)	$3,775	$(45)
Agency debentures	—	—	58	—	58	—
US Treasuries	99	—	—	—	99	—
Non-agency asset-backed securities	89	—	—	—	89	—
Total temporarily impaired available-for-sale securities	$636	$(6)	$3,385	$(39)	$4,021	$(45)
Held-to-maturity securities:
Agency mortgage-backed securities	$305	$(2)	$6,154	$(64)	$6,459	$(66)
Agency debentures	—	—	443	(1)	443	(1)
Agency debt securities	—	—	399	(3)	399	(3)
Total temporarily impaired held-to-maturity securities	$305	$(2)	$6,996	$(68)	$7,301	$(70)

December 31, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$2,945	$(34)	$7,826	$(271)	$10,771	$(305)
Agency debentures	383	(1)	116	(6)	499	(7)
Other agency debt securities	—	—	30	(2)	30	(2)
Municipal bonds	—	—	9	—	9	—
Other	1	—	—	—	1	—
Total temporarily impaired available-for-sale securities	$3,329	$(35)	$7,981	$(279)	$11,310	$(314)
Held-to-maturity securities:
Agency mortgage-backed securities	$2,802	$(31)	$11,587	$(332)	$14,389	$(363)
Agency debentures	776	(2)	666	(14)	1,442	(16)
Other agency debt securities	97	(1)	1,487	(43)	1,584	(44)
Total temporarily impaired held-to-maturity securities	$3,675	$(34)	$13,740	$(389)	$17,415	$(423)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio represents an other-than-temporary impairment as of June 30, 2019 or through the date of this report. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position.

E*TRADE Q2 2019 10-Q | Page 65

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the six months ended June 30, 2019 and 2018.
Gains (Losses) on Securities and Other, Net
The following table presents the components of gains (losses) on securities and other, net (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Gains (losses) on available-for-sale securities, net:
Gains on available-for-sale securities	$15	$11	$26	$22
Losses on available-for-sale securities	(80)	—	(80)	—
Subtotal	(65)	11	(54)	22
Equity method investment income (loss) and other(1)	1	4	1	3
Gains (losses) on securities and other, net	$(64)	$15	$(53)	$25

(1)	Includes $4 million in gains on CRA equity investments for the three months ended June 30, 2018.
The Company repositioned its balance sheet through the sales of $4.5 billion of lower-yielding investment securities. These sales enabled the reduction of our balance sheet size and the Company moved $6.6 billion of deposits to third-party banks during the quarter ended June 30, 2019, generating additional capital capacity to support future share repurchases. Gains (losses) on securities and other, net includes $80 million of losses related to these sales.

E*TRADE Q2 2019 10-Q | Page 66

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6—LOANS RECEIVABLE, NET

The following table presents loans receivable disaggregated by delinquency status (dollars in millions):

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized Premiums, Net	Allowance for Loans Losses	Loans Receivable, Net
June 30, 2019:
One- to four-family	$833	$45	$12	$42	$932	$6	$(9)	$929
Home equity	676	26	10	20	732	—	(19)	713
Consumer	92	2	—	—	94	1	(2)	93
Securities-based lending(1)	114	—	—	—	114	—	—	114
Total loans receivable	$1,715	$73	$22	$62	$1,872	$7	$(30)	$1,849

December 31, 2018:
One- to four-family	$958	$48	$9	$56	$1,071	$7	$(9)	$1,069
Home equity	774	25	13	24	836	—	(26)	810
Consumer	117	1	—	—	118	1	(2)	117
Securities-based lending(1)	107	—	—	—	107	—	—	107
Total loans receivable	$1,956	$74	$22	$80	$2,132	$8	$(37)	$2,103

(1)
E*TRADE Line of Credit is a securities-based lending product where customers can borrow against the market value of their securities pledged as collateral. The unused credit line amount totaled $267 million and $173 million as of June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019, the Company pledged $1.4 billion and $0.1 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively. At December 31, 2018, the Company pledged $1.6 billion and $0.1 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.

E*TRADE Q2 2019 10-Q | Page 67

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

	One- to Four-Family		Home Equity
	June 30,	December 31,	June 30,	December 31,
Current LTV/CLTV(1)	2019	2018	2019	2018
<=80%	$749	$823	$414	$454
80%-100%	121	165	184	215
100%-120%	38	45	88	110
>120%	24	38	46	57
Total mortgage loans receivable	$932	$1,071	$732	$836
Average estimated current LTV/CLTV (2)	64%	66%	78%	80%
Average LTV/CLTV at loan origination (3)	70%	70%	82%	82%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans, HEILs and the maximum available line for HELOCs.

	One- to Four-Family		Home Equity
	June 30,	December 31,	June 30,	December 31,
Current FICO	2019	2018	2019	2018
>=720	$543	$617	$383	$442
719 - 700	79	89	72	78
699 - 680	70	80	59	70
679 - 660	54	66	50	56
659 - 620	69	79	70	80
<620	117	140	98	110
Total mortgage loans receivable	$932	$1,071	$732	$836

One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At June 30, 2019, 100% of these loans were amortizing. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At June 30, 2019, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.

E*TRADE Q2 2019 10-Q | Page 68

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average age of our mortgage and consumer loans receivable was 13.3 and 12.8 years at June 30, 2019 and December 31, 2018, respectively. Approximately 32% and 33% of the Company’s mortgage loans receivable were concentrated in California at June 30, 2019 and December 31, 2018, respectively. Approximately 10% of the Company's mortgage loans receivable were concentrated in New York at both June 30, 2019 and December 31, 2018. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at June 30, 2019 or December 31, 2018.
At June 30, 2019, 25% and 19% of the Company’s past-due mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of past-due mortgage loans that represented 10% or more of the Company's past-due mortgage loans. At June 30, 2019, 42% and 10% of the Company’s impaired mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of impaired mortgage loans that represented 10% or more of the Company's impaired mortgage loans.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. The following table presents nonperforming loans by loan portfolio (dollars in millions):

	June 30, 2019	December 31, 2018
One- to four-family	$122	$139
Home equity	63	71
Total nonperforming loans receivable	$185	$210

At June 30, 2019 and December 31, 2018, the Company held $16 million and $13 million, respectively, of real estate owned that was acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $37 million and $51 million of loans for which formal foreclosure proceedings were in process at June 30, 2019 and December 31, 2018, respectively.

E*TRADE Q2 2019 10-Q | Page 69

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
The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	One- to Four-Family		Home Equity		Consumer		Total(1)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
General reserve:
Quantitative component	$4	$4	$—	$6	$2	$2	$6	$12
Qualitative component	—	—	1	1	—	—	1	1
Specific valuation allowance	5	5	18	19	—	—	23	24
Total allowance for loan losses	$9	$9	$19	$26	$2	$2	$30	$37
Allowance as a % of loans receivable(2)	0.9%	0.8%	2.6%	3.1%	1.1%	1.0%	1.6%	1.7%

(1)	Securities-based lending loans were fully collateralized by cash and securities with fair values in excess of borrowings at both June 30, 2019 and December 31, 2018, respectively.

(2)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.

E*TRADE Q2 2019 10-Q | Page 70

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a roll forward by loan portfolio of the allowance for loan losses (dollars in millions):

	Three Months Ended June 30, 2019
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$9	$21	$2	$32
Provision (benefit) for loan losses	(1)	(8)	1	(8)
Charge-offs(1)	—	—	(1)	(1)
Recoveries	1	6	—	7
Net (charge-offs) recoveries	1	6	(1)	6
Allowance for loan losses, end of period(2)	$9	$19	$2	$30

	Three Months Ended June 30, 2018
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$20	$35	$3	$58
Provision (benefit) for loan losses	(6)	(12)	(1)	(19)
Charge-offs(1)	—	—	(1)	(1)
Recoveries	2	13	1	16
Net (charge-offs) recoveries	2	13	—	15
Allowance for loan losses, end of period(2)	$16	$36	$2	$54

	Six Months Ended June 30, 2019
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$9	$26	$2	$37
Provision (benefit) for loan losses	(3)	(18)	1	(20)
Charge-offs(1)	—	—	(2)	(2)
Recoveries	3	11	1	15
Net (charge-offs) recoveries	3	11	(1)	13
Allowance for loan losses, end of period(2)	$9	$19	$2	$30

	Six Months Ended June 30, 2018
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$24	$46	$4	$74
Provision (benefit) for loan losses	(11)	(28)	(1)	(40)
Charge-offs(1)	—	—	(2)	(2)
Recoveries	3	18	1	22
Net (charge-offs) recoveries	3	18	(1)	20
Allowance for loan losses, end of period(2)	$16	$36	$2	$54

(1)
Includes benefits resulting from recoveries of partial charge-offs due to principal paydowns or payoffs for the periods presented. The benefits included in the charge-offs line item exceeded other charge-offs for both one-to-four family and home equity loan portfolios during the three and six months ended June 30, 2019 and June 30, 2018, respectively.

(2)	Securities-based lending loans were fully collateralized by cash and securities with fair values in excess of borrowings at both June 30, 2019 and June 30, 2018, respectively.

E*TRADE Q2 2019 10-Q | Page 71

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total loans receivable designated as held-for-investment decreased $0.3 billion during the six months ended June 30, 2019. The allowance for loan losses was $30 million, or 1.6% of total loans receivable, as of June 30, 2019 compared to $37 million, or 1.7% of total loans receivable, as of December 31, 2018. Net recoveries for the six months ended June 30, 2019 were $13 million compared to $20 million in the same period in 2018.
The benefit for loan losses was $20 million for the six months ended June 30, 2019. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs, as applicable, that were not included in our loss estimates.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan portfolio (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	June 30,	December 31,	June 30,	December 31,
	2019	2018	2019	2018
Collectively evaluated for impairment:
One- to four-family	$761	$891	$4	$4
Home equity	607	698	1	7
Consumer	95	119	2	2
Securities-based lending	114	107	—	—
Total collectively evaluated for impairment	1,577	1,815	7	13
Individually evaluated for impairment:
One- to four-family	177	187	5	5
Home equity	125	138	18	19
Total individually evaluated for impairment	302	325	23	24
Total	$1,879	$2,140	$30	$37

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

E*TRADE Q2 2019 10-Q | Page 72

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
June 30, 2019:
One- to four-family	$85	$57	$10	$5	$20	$177
Home equity	81	22	9	3	10	125
Total	$166	$79	$19	$8	$30	$302

December 31, 2018:
One- to four-family	$87	$61	$12	$4	$23	$187
Home equity	90	23	8	5	12	138
Total	$177	$84	$20	$9	$35	$325

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
Total recorded investment in TDRs includes premium (discount), as applicable, and is net of charge-offs, which were $51 million and $109 million for one-to four-family and home equity loans, respectively, as of June 30, 2019 and $55 million and $121 million, respectively, as of December 31, 2018.

(4)
Total recorded investment in TDRs at June 30, 2019 consisted of $240 million of loans modified as TDRs and $62 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2018 consisted of $253 million of loans modified as TDRs and $72 million of loans that have been charged off due to bankruptcy notification.

The following table presents the monthly average recorded investment and interest income recognized both on a cash and accrual basis for the Company's TDRs (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
One- to four-family	$178	$206	$2	$2
Home equity	129	155	3	3
Total	$307	$361	$5	$5

	Average Recorded Investment		Interest Income Recognized
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
One- to four-family	$181	$208	$4	$4
Home equity	132	160	6	6
Total	$313	$368	$10	$10

E*TRADE Q2 2019 10-Q | Page 73

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents detailed information related to the Company’s TDRs and specific valuation allowances (dollars in millions):

	June 30, 2019			December 31, 2018
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$48	$5	$43	$50	$5	$45
Home equity	$55	$18	$37	$60	$19	$41
Without a recorded allowance:(1)
One- to four-family	$129	$—	$129	$137	$—	$137
Home equity	$70	$—	$70	$78	$—	$78
Total:
One- to four-family	$177	$5	$172	$187	$5	$182
Home equity	$125	$18	$107	$138	$19	$119

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
E*TRADE Q2 2019 10-Q | Page 74

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the number of loans and post-modification balances immediately after being modified by major class (dollars in millions):

	Three Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
June 30, 2019:
One- to four-family	7	$1	$—	$2	$3
Home equity	9	—	—	—	—
Total	16	$1	$—	$2	$3

June 30, 2018:
One- to four-family	19	$6	$—	$2	$8
Home equity	16	2	1	—	3
Total	35	$8	$1	$2	$11

	Six Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
June 30, 2019:
One- to four-family	16	$2	$—	$3	$5
Home equity	20	1	—	—	1
Total	36	$3	$—	$3	$6

June 30, 2018:
One- to four-family	35	$12	$—	$4	$16
Home equity	60	4	1	—	5
Total	95	$16	$1	$4	$21

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE Q2 2019 10-Q | Page 75

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
The Company utilizes fair value hedges to offset exposure to changes in value of certain fixed-rate assets. The following table presents a summary of the fair value of derivatives as reported in the consolidated balance sheet (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability(2)	Net(3)
June 30, 2019:
Interest rate contracts:
Fair value hedges	$11,290	$—	$(5)	$(5)
Total derivatives designated as hedging instruments(4)	$11,290	$—	$(5)	$(5)

December 31, 2018:
Interest rate contracts:
Fair value hedges	$9,763	$1	$—	$1
Total derivatives designated as hedging instruments(4)	$9,763	$1	$—	$1

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Reflected in the other liabilities line item on the consolidated balance sheet.

(3)	Represents net fair value of derivative instruments for disclosure purposes only.

(4)	All derivatives were designated as hedging instruments at June 30, 2019 and December 31, 2018.
The consolidated balance sheet and the table above exclude the following contracts that were executed through a central clearing organization and were settled by variation margin payments:

•	Derivative assets of $10 million and $175 million at June 30, 2019 and December 31, 2018, respectively

•	Derivative liabilities of $588 million and $131 million at June 30, 2019 and December 31, 2018, respectively

E*TRADE Q2 2019 10-Q | Page 76

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Risk
As the majority of the derivatives that the Company utilizes in its hedging activities are subject to derivatives clearing agreements (cleared derivatives contracts), the credit risk associated with these cleared derivatives contracts is largely mitigated by the daily variation margin exchanged with counterparties. For other derivative contracts, the Company also monitors collateral requirements through credit support agreements, which reduce risk by permitting the netting of transactions with the same counterparty upon the occurrence of certain events. During the six months ended June 30, 2019, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.
Hedged Assets
The following table presents the cumulative basis adjustments related to the carrying amount of hedged assets in fair value hedging relationships (dollars in millions):

		Cumulative Amount of Fair Value Hedging Basis Adjustment Included in Carrying Amount of Hedged Assets(2)
	Carrying Amount of Hedged Assets(1)	Total	Discontinued
June 30, 2019:
Available-for-sale securities(3)	$13,568	$633	$(358)

December 31, 2018:
Available-for-sale securities(3)	$13,203	$(10)	$(385)

(1)	The carrying amount includes the impact of basis adjustments on active fair value hedges and the impact of basis adjustments from previously discontinued fair value hedges.

(2)
Represents the increase (decrease) to the carrying amount of hedged assets. The discontinued portion of the cumulative amount of fair value hedging basis adjustments is amortized into net interest income using the effective interest method over the expected remaining life of the hedged items.

(3)
Includes the amortized cost basis of closed portfolios of prepayable securities designated in hedging relationships in which the hedged item is the last layer of principal expected to be remaining throughout the hedge term. As of June 30, 2019, the Company did not have any prepayable securities designated in last-of-layer hedging relationships. As of December 31, 2018, the amortized cost basis of this portfolio was $810 million, the amount of the designated hedged items was $192 million and the cumulative basis adjustments associated with these hedges was $6 million.

E*TRADE Q2 2019 10-Q | Page 77

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presentation on the Consolidated Statement of Income
The following table presents the effects of fair value hedge accounting on the consolidated statement of income (dollars in millions):

	Interest Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Total interest income	$560	$489	$1,115	$957

Effects of fair value hedging on total interest income(1)(2)
Agency debentures:
Amounts recognized as interest accruals on derivatives	—	(1)	—	(3)
Changes in fair value of hedged items	24	(16)	31	(66)
Changes in fair value of derivatives	(25)	17	(32)	66
Net loss on fair value hedging relationships - agency debentures	(1)	—	(1)	(3)

Agency mortgage-backed securities:
Amounts recognized as interest accruals on derivatives	1	(2)	4	(15)
Amortization of basis adjustments from discontinued hedges	9	7	19	9
Changes in fair value of hedged items	414	(97)	688	(328)
Changes in fair value of derivatives	(413)	91	(686)	320
Net gain (loss) on fair value hedging relationships - agency mortgage-backed securities	11	(1)	25	(14)
Total net gain (loss) on fair value hedging relationships	$10	$(1)	$24	$(17)

(1)	Excludes interest income accruals on hedged items and amounts recognized upon the sale of securities attributable to fair value hedge accounting.

(2)	Excludes interest on variation margin related to centrally cleared derivative contracts.

E*TRADE Q2 2019 10-Q | Page 78

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8—DEPOSITS
The following table presents the significant components of deposits (dollars in millions):

	June 30, 2019	December 31, 2018
Sweep deposits	$31,656	$39,322
Savings deposits(1)	6,916	4,133
Other deposits(2)	1,717	1,858
Total deposits	$40,289	$45,313

(1)	Includes $5.1 billion and $2.0 billion of deposits at June 30, 2019, and December 31, 2018, respectively, in our Premium Savings Account product.

(2)
Includes checking deposits, money market deposits and certificates of deposit. As of June 30, 2019 and December 31, 2018, the Company had $194 million and $193 million in non-interest bearing deposits, respectively.

The Company moved $6.6 billion of deposits to third-party banks during the three months ended June 30, 2019 as part of the Company's balance sheet repositioning. See Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.

NOTE 9—OTHER BORROWINGS AND CORPORATE DEBT
Other Borrowings
The following table presents the Company's external lines of credit at June 30, 2019 (dollars in millions):

Description	Maturity Date	Borrower	Outstanding	Available
Senior unsecured, committed revolving credit facility(1)	June 2024	ETFC	$—	$300
FHLB secured credit facility	Determined at trade	ETB	300	$6,072
Federal Reserve Bank discount window	Overnight	ETB	—	$1,060
Senior unsecured, committed revolving credit facility(2)	June 2020	ETS	—	$600
Secured, committed lines of credit	June 2020	ETS	—	$175
Unsecured, uncommitted lines of credit	June 2020	ETS	—	$50
Unsecured, uncommitted lines of credit	None	ETS	—	$75
Secured, uncommitted lines of credit	None	ETS	—	$425
Total other borrowings			$300

(1)
On June 21, 2019, the Company entered into a new five year, $300 million senior unsecured committed revolving credit facility, which replaced its three year senior unsecured committed revolving credit facility entered into on June 23, 2017. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to the Company's interest coverage, leverage and regulatory net capital ratios with which the Company was in compliance at June 30, 2019.

(2)
On June 21, 2019, E*TRADE Securities entered into a 364-day, $600 million senior unsecured committed revolving credit facility, which replaced its 364-day senior unsecured committed revolving credit facility entered into on June 22, 2018. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at June 30, 2019.

E*TRADE Q2 2019 10-Q | Page 79

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corporate Debt
The following tables present the significant components of E*TRADE Financial's corporate debt (dollars in millions):

	Face Value	Discount	Net
June 30, 2019:
Interest-bearing notes:
2.95% Senior Notes, due 2022	$600	$(3)	$597
3.80% Senior Notes, due 2027	400	(3)	397
4.50% Senior Notes, due 2028	420	(4)	416
Total corporate debt	$1,420	$(10)	$1,410

December 31, 2018:
Interest-bearing notes:
2.95% Senior Notes, due 2022	$600	$(4)	$596
3.80% Senior Notes, due 2027	400	(3)	397
4.50% Senior Notes, due 2028	420	(4)	416
Total corporate debt	$1,420	$(11)	$1,409

NOTE 10—LEASE ARRANGEMENTS
The Company enters into non-cancelable operating leases for its corporate offices, retail branches and other facilities. These leases have remaining terms ranging from less than one to 12 years, and the weighted-average remaining lease term for these leases is 8.8 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. Only those renewal terms that the Company is reasonably certain of exercising are included in the calculation of the lease liability. Leases that have not yet commenced at June 30, 2019 will have an immaterial impact on the Company's right-of-use assets and lease liabilities. Certain lease agreements include rental payments based on power usage, and certain others include rental payments adjusted periodically for inflation or costs incurred by the lessor. None of the Company's current lease agreements contain material residual value guarantees or material restrictive covenants.
The following table presents balance sheet information related to the Company's classification of ROU assets and operating lease liabilities (dollars in millions):

	Classification	June 30, 2019
Operating lease assets, net	Other assets	$206
Operating lease liabilities	Other liabilities	$236

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

E*TRADE Q2 2019 10-Q | Page 80

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
Cash paid for amounts included in the measurement of operating lease liabilities was $6 million and $13 million for the three and six months ended June 30, 2019. The following table presents the significant components of lease expense (dollars in millions):

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(1)	Occupancy and Equipment	$8	$16
Variable lease cost	Occupancy and Equipment	1	2
Net lease expense(2)		$9	$18

(1)	Includes short-term lease costs which are not material.

(2)	Net of sublease income which is not material.
The following table presents the maturities of lease liabilities (dollars in millions):

Operating Leases
Years ending December 31,
2019(1)	$15
2020	36
2021	35
2022	31
2023	32
Thereafter	140
Total lease payments	289
Imputed interest	(53)
Present value of lease liabilities	$236

(1)	Excludes maturities during the six months ended June 30, 2019.
The Company executed a sale-leaseback transaction on its Alpharetta, Georgia office in 2014. The transaction was initially accounted for as a financing as it did not qualify for sale accounting. The Company evaluated this transaction as part of the adoption of the new lease guidance in 2019 and concluded that it did not qualify for sale accounting and should continue to be accounted for as a financing. The office building is included in the property and equipment, net line item and the related financing obligation is included in the other liabilities line item in the Company's consolidated balance sheet. Future minimum lease payments and sublease proceeds to be received under the lease are $27 million and $11 million, respectively.

E*TRADE Q2 2019 10-Q | Page 81

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11—SHAREHOLDERS' EQUITY

Preferred Stock
The following table presents the preferred stock outstanding (in millions except total shares outstanding and per share data):

					Carrying Value at
Description	Issuance Date	Per Annum Dividend Rate	Total Shares Outstanding	Liquidation Preference per Share	June 30, 2019	December 31, 2018
Series A
Fixed-to-Floating Rate Non-Cumulative	8/25/2016	5.875% to, but excluding, 9/15/2026; 3-mo LIBOR + 4.435% thereafter	400,000	$1,000	$394	$394
Series B
Fixed-to-Floating Rate Non-Cumulative	12/6/2017	5.30% to, but excluding, 3/15/2023; 3-mo LIBOR + 3.16% thereafter	3,000	$100,000	295	295
Total			403,000		$689	$689

Dividend on Preferred Stock
The following table presents the cash dividend paid on preferred stock (in millions except per share data):

Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid	Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/7/2019	2/28/2019	3/15/2019	$29.38	$12	2/8/2018	2/28/2018	3/15/2018	$29.38	$12
Series B (1)
2/7/2019	2/28/2019	3/15/2019	$2,650.00	8
Total				$20					$12

(1)	Dividends are non-cumulative and payable semi-annually, if declared.
On July 25, 2019, the Company's Board of Directors declared a dividend of $2,650.00 per share (equivalent to $26.50 per depositary share, each representing 1/100th ownership interest in a share), or $8 million in the aggregate, to holders of record of the Series B preferred stock and a dividend of $29.38 per share, or $12 million in the aggregate, to holders of record of the Series A preferred stock as of August 30, 2019. The dividends will be paid on September 16, 2019.

E*TRADE Q2 2019 10-Q | Page 82

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock
Dividend on Common Stock
The following table presents the cash dividend paid on common stock (in millions except per share data):

Six Months Ended June 30, 2019
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
1/23/2019	2/1/2019	2/15/2019	$0.14	$35
4/16/2019	5/13/2019	5/20/2018	$0.14	34
Total				$69

On July 17, 2019, the Company declared a cash dividend for the third quarter of $0.14 per share on our outstanding shares of common stock. The dividend will be paid on August 26, 2019, to shareholders of record as of the close of business on August 19, 2019.
Share Repurchases
In October 2018, the Company announced that its Board of Directors authorized a $1 billion share repurchase program. During the six months ended June 30, 2019, the Company repurchased 7.2 million shares of common stock for a total of $342 million. As of July 30, 2019, the Company had subsequently repurchased an additional 0.2 million shares of common stock at an average price of $49.10. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital. In July 2019, the Company announced that its Board of Directors has authorized a new $1.5 billion share repurchase program.
Other Common Stock Activity
Other common stock activity includes shares withheld to pay taxes for share-based compensation, employee stock purchase plan and other activity.

E*TRADE Q2 2019 10-Q | Page 83

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accumulated Other Comprehensive Loss
The following table presents after-tax changes in each component of accumulated other comprehensive loss (dollars in millions):

	2019	2018
Accumulated other comprehensive loss, beginning of period(1)	$(275)	$(26)
Other comprehensive income (loss) before reclassifications	112	(128)
Amounts reclassified from accumulated other comprehensive loss	(7)	(7)
Transfer of held-to-maturity securities to available-for-sale securities(2)	—	6
Net change	105	(129)
Cumulative effect of hedge accounting adoption	—	(7)
Reclassification of tax effects due to federal tax reform	—	(14)
Balance, March 31,	$(170)	$(176)
Other comprehensive income (loss) before reclassifications	64	(51)
Amounts reclassified from accumulated other comprehensive loss	48	(8)
Net change	112	(59)
Accumulated other comprehensive loss, end of period(1)	$(58)	$(235)

(1)	The accumulated other comprehensive loss balances and activities were related to available-for-sale securities in both periods.

(2)
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million, or $6 million net of tax, were transferred from held-to-maturity securities to available-for-sale securities during the three months ended March 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance.

E*TRADE Q2 2019 10-Q | Page 84

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents other comprehensive income (loss) activity and the related tax effect (dollars in millions):

	Three Months Ended June 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$86	$(22)	$64	$(69)	$18	$(51)
Reclassification into earnings, net	65	(17)	48	(11)	3	(8)
Net change from available-for-sale securities	151	(39)	112	(80)	21	(59)
Other comprehensive income (loss)	$151	$(39)	$112	$(80)	$21	$(59)

	Six Months Ended June 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$236	$(60)	$176	$(241)	$62	$(179)
Reclassification into earnings, net	55	(14)	41	(21)	6	(15)
Transfer of held-to-maturity securities to available-for-sale securities	—	—	—	7	(1)	6
Net change from available-for-sale securities	291	(74)	217	(255)	67	(188)
Other comprehensive income (loss)	$291	$(74)	$217	$(255)	$67	$(188)

The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive loss (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Items in the Consolidated Statement of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Available-for-sale securities:	$(65)	$11	$(54)	$22	Gains (losses) on securities and other, net
	—	—	(1)	(1)	Interest income
	(65)	11	(55)	21	Reclassification into earnings, before tax
	17	(3)	14	(6)	Income tax benefit (expense)
	$(48)	$8	$(41)	$15	Reclassification into earnings, net

E*TRADE Q2 2019 10-Q | Page 85

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
Basic weighted average common shares outstanding were 243.0 million and 244.6 million for the three and six months ended June 30, 2019, respectively, compared to 263.8 million and 265.2 million for the same periods in 2018. The difference between basic and diluted weighted average common shares outstanding includes the weighted-average dilutive impact of securities, including restricted stock units and awards, dividend equivalent units, employee stock purchase plan shares and stock options, as well as the weighted-average dilutive impact of convertible debentures. This activity represented 0.5 million and 0.6 million shares for the three and six months ended June 30, 2019, respectively, compared to 1.1 million and 1.2 million shares for the same periods in 2018. This resulted in diluted weighted average common shares outstanding of 243.5 million and 245.2 million for the three and six months ended June 30, 2019, respectively, compared to 264.9 million and 266.4 million for the same periods in 2018. The amount of certain restricted stock and options excluded from the calculations of diluted earnings per common share due to the anti-dilutive effect was not material for the three and six months ended June 30, 2019 and 2018.

E*TRADE Q2 2019 10-Q | Page 86

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
At June 30, 2019 and December 31, 2018, all of the Company’s broker-dealer and FCM subsidiaries met applicable minimum net capital requirements. The following table presents a summary of the minimum net capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
June 30, 2019:
E*TRADE Securities(1)	$217	$1,261	$1,044
E*TRADE Futures	2	27	25
Total(2)	$219	$1,288	$1,069

December 31, 2018:
E*TRADE Securities	$209	$1,294	$1,085
E*TRADE Futures	1	26	25
International broker-dealer	—	18	18
Total	$210	$1,338	$1,128

(1)	E*TRADE Securities paid dividends of $500 million to the parent company during the six months ended June 30, 2019 and $160 million in July 2019.

(2)
The Company's international broker-dealer de-registered and entered into voluntary liquidation in May 2019. The international broker-dealer was not subject to minimum net capital requirements at June 30, 2019.

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

E*TRADE Q2 2019 10-Q | Page 87

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

	June 30, 2019					December 31, 2018
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,310	6.7%	$3,202	5.0%	$1,108	$4,097	6.6%	$3,101	5.0%	$996
Common Equity Tier 1	$3,621	33.9%	$694	6.5%	$2,927	$3,408	31.1%	$713	6.5%	$2,695
Tier 1 risk-based	$4,310	40.4%	$854	8.0%	$3,456	$4,097	37.3%	$877	8.0%	$3,220
Total risk-based	$4,350	40.7%	$1,068	10.0%	$3,282	$4,143	37.8%	$1,097	10.0%	$3,046
E*TRADE Bank(1)(2)
Tier 1 leverage	$3,768	7.3%	$2,572	5.0%	$1,196	$3,484	7.1%	$2,461	5.0%	$1,023
Common Equity Tier 1	$3,768	40.2%	$609	6.5%	$3,159	$3,484	34.9%	$650	6.5%	$2,834
Tier 1 risk-based	$3,768	40.2%	$750	8.0%	$3,018	$3,484	34.9%	$800	8.0%	$2,684
Total risk-based	$3,798	40.5%	$937	10.0%	$2,861	$3,521	35.2%	$999	10.0%	$2,522
E*TRADE Savings Bank(1)
Tier 1 leverage	$1,458	27.3%	$267	5.0%	$1,191	$1,456	26.6%	$273	5.0%	$1,183
Common Equity Tier 1	$1,458	233.1%	$41	6.5%	$1,417	$1,456	169.4%	$56	6.5%	$1,400
Tier 1 risk-based	$1,458	233.1%	$50	8.0%	$1,408	$1,456	169.4%	$69	8.0%	$1,387
Total risk-based	$1,458	233.1%	$62	10.0%	$1,396	$1,456	169.4%	$86	10.0%	$1,370

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

(2)	E*TRADE Bank paid dividends of $100 million to the parent company in July 2019.

E*TRADE Q2 2019 10-Q | Page 88

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
On May 13, 2019, a FINRA Dispute Resolution Statement of Claim was received on behalf of an E*TRADE customer and the customer's limited liability company. The Statement of Claim alleges that E*TRADE Securities and E*TRADE Capital Management violated Section 10(b) of the Securities Exchange Act, committed common law fraud, breached fiduciary duties, breached contractual duties, failed to supervise, and were negligent in the maintenance of the LLC’s accounts. The claim relates to margin liquidations from the LLC's accounts in February 2018. The Company intends to defend itself vigorously in this matter.
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

E*TRADE Q2 2019 10-Q | Page 89

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $47 million in unfunded contingent investment commitments with respect to these investments at June 30, 2019.
At June 30, 2019, the Company had $16 million of certificates of deposit scheduled to mature in less than one year.
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

E*TRADE Q2 2019 10-Q | Page 90

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

E*TRADE Q2 2019 10-Q | Page 91

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below presents the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended June 30, 2019 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of the Publicly Announced Programs(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(3)
April 1, 2019 - April 30, 2019	9,287	$48.62	—	$379
May 1, 2019 - May 31, 2019	3,407,401	$47.97	3,405,900	$216
June 1, 2019 - June 30, 2019	1,280,938	$45.70	1,280,000	$157
Total	4,697,626	$47.35	4,685,900

(1)	Includes 11,726 shares withheld to satisfy tax withholding obligations associated with vesting of share-based awards.

(2)	Excludes commission paid, if any.

(3)
In October 2018, the Company announced that its Board of Directors authorized a $1 billion share repurchase program. The Company had $157 million remaining under this authorization at June 30, 2019. In July 2019, the Company announced that its Board of Directors authorized a new $1.5 billion share repurchase program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

E*TRADE Q2 2019 10-Q | Page 92

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

E*TRADE Q2 2019 10-Q | Page 93

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 1, 2019

E*TRADE Financial Corporation (Registrant)

By	/S/ KARL A. ROESSNER
Karl A. Roessner
Chief Executive Officer
(Principal Executive Officer)

By	/S/ CHAD E. TURNER
Chad E. Turner
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE Q2 2019 10-Q | Page 94