Form 10-Q
period 2019-09-30
E TRADE FINANCIAL CORP
filed 2019-10-31
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
As of October 29, 2019, there were 225,915,870 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2019

E*TRADE Q3 2019 10-Q | Page i

Unless otherwise indicated, references to "the Company," "we," "us," "our," "E*TRADE" and "E*TRADE Financial" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, E*TRADE Savings Bank, the Converging Arrows logo, Power E*TRADE, Equity Edge Online, Trust Company of America, now E*TRADE Advisor Services, E*TRADE Advisor Network, and Liberty are trademarks or registered trademarks of E*TRADE Financial Corporation in the United States and in other countries. All other trademarks are the property of their respective owners.

E*TRADE Q3 2019 10-Q | Page ii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things:

•	our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters

•	our capital plan initiatives

•	the timing and payment of dividends on our common and preferred stock

•	the payment of dividends from our subsidiaries to our parent company

•	the management of our legacy mortgage and consumer loan portfolio

•	our ability to comply with future changes to government regulations

•	our ability to maintain required regulatory capital ratios

•	continued repurchases of our common stock

•	our ability to meet upcoming debt obligations

•	the integration and related restructuring costs of past and any future acquisitions

•	the expected outcome of existing or new litigation

•	our ability to execute our business plans and manage risk

•	future sources of revenue, expense and liquidity

•	the ability of our technology solution for advisors and our referral program to attract and retain customers seeking specialized services and sophisticated advice

•	the expected impact of the adoption of the amended accounting and disclosure guidance governing the accounting for credit losses

•	the expected impact from and responses to the elimination of retail commissions for online US listed stock, exchange-traded funds (ETF), and options trades

•	any other statement that is not historical in nature
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

•
our ability to continue to compete effectively and respond to aggressive competition within our industry, such as the elimination of retail commissions for online US listed stock, ETF and options trades

E*TRADE Q3 2019 10-Q | Page 1

•	our ability to participate in consolidation opportunities in our industry, to complete consolidation transactions and to realize synergies or implement integration plans

•	our ability to manage our significant risk exposures effectively

•	the occurrence of risks associated with our advisory services

•	our ability to manage credit risk with customers and counterparties

•	our ability to service our corporate debt and, if necessary, to raise additional capital

•	changes in government regulation, including interpretations, or actions by our regulators, including those that may result from the implementation and enforcement of regulatory reform legislation

•	adverse developments in any investigations, disciplinary actions or litigation

•	changes in actual or forecasted assumptions impacting the measurement of expected credit losses upon adoption of the amended guidance governing the accounting for credit losses
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

E*TRADE Q3 2019 10-Q | Page 2

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

E*TRADE Q3 2019 10-Q | Page 3

Strategy
Our business strategy is focused on leveraging our brand, hybrid support model, and technology to grow our retail and institutional channels while generating robust earnings growth and maximizing shareholder returns.
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
Capitalize on symbiotic institutional channels to drive growth
E*TRADE's corporate services and advisor services channels are critical for growth. We aim to expand on our #1 position in stock plan administration through innovative digital solutions and expert support—driving growth in retail and institutional relationships. We plan to leverage the power of E*TRADE's brand, digital ethos, and our broad customer base to grow the advisor services channel. We also plan to connect retail customers and stock plan participants seeking higher touch services to top-tier advisors through our referral network—driving asset growth and retention.
Generate robust earnings growth and returns
We aim to deliver superior returns on customer assets by capturing the full value of our retail and institutional relationships and leveraging E*TRADE's highly scalable model to generate robust earnings growth and maximize shareholder returns.

E*TRADE Q3 2019 10-Q | Page 4

Products and Services
Our hybrid delivery model is available through the following award-winning digital platforms which are complemented by professional advice and support.

Platforms for Retail Channel(1)	Platforms for Institutional Channel(1)

Web	Equity Edge Online(2)
Our easy-to-use site is the primary channel to interact with customers and prospects	Equity Edge Online is the #1 rated platform in the stock plan administration industry that offers automation and flexibility

Mobile(3)	Liberty
Our top-rated mobile applications are industry leading and include integrations with leading artificial intelligence assistants	Liberty is intuitive technology built for RIAs that simplifies the investment and management of client assets

Active Trading Platforms
Active trading platforms include sophisticated trading tools, advanced portfolio and market tracking, and idea generation and analysis

Complemented by professional advice and support

Customer Service	Financial Consultants
Customer service is available 24/7 via phone, email or chat from industry licensed representatives. White glove service is available for our highest-tiered customers	Financial consultants are available by phone or at branches to provide one-on-one investing advice

Active Trader Services	Corporate Services
Active trader services support includes specialized support for sophisticated customers with advanced knowledge and skill	Corporate services support includes personalized service on a global scale driven by dedicated relationship and service managers backed by comprehensive training and education

Advisor Services
Advisor services support includes dedicated relationship managers who act as a single point of contact for specialized support

(1)	E*TRADE was rated #1 online broker in Kiplinger's 2019 Best Online Brokers review.

(2)	In September 2019, Equity Edge Online was rated #1 in Loyalty and Overall Satisfaction for the eighth consecutive year in the Group Five Stock Plan Administration Benchmark Study.

(3)	E*TRADE was awarded the #1 Mobile Trading award in StockBrokers.com's 2019 Online Broker Review of 17 firms across 284 different variables.

E*TRADE Q3 2019 10-Q | Page 5

We deliver a broad range of products and services through our retail and institutional customer channels across the following five product areas: Trading, Investing, Banking and Cash Management, Corporate Services and Advisor Services.
Trading
The Company delivers automated trade order placement and execution services, offering our customers a full range of investment vehicles, including US equities, ETFs, options, bonds, futures, American depositary receipts and non-proprietary mutual funds. We also offer margin accounts, enabling qualifying customers to borrow against their securities, supported by robust tools enabling customers to analyze their positions and easily understand collateral requirements. The Company also offers a fully paid lending program which allows customers to earn income on certain securities when they permit us to lend these securities.
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
Investing
The Company endeavors to help investors build wealth and address their long-term investing needs through a variety of products and services, a suite of managed products, and asset allocation models. These include our Core Portfolios, Blend Portfolios, Dedicated Portfolios, and Fixed Income Portfolios. The Company also offers self-directed digital tools across web and mobile platforms, including mutual fund and ETF screeners, All-Star Lists, a collection of pre-built ETF or mutual fund portfolios based on time frame and risk tolerance, an assortment of planning and allocation tools, thematic investing opportunities, education and editorial content. Investors also have access to a wide selection of ETFs and mutual funds, including more than 2,300 ETFs and more than 4,700 no-load, no-transaction fee mutual funds.
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

E*TRADE Q3 2019 10-Q | Page 6

Corporate Services
Through our industry-leading platform, Equity Edge Online, the Company offers management of employee stock option plans, employee stock purchase plans, and restricted stock plans with fully-automated stock plan administration. Accounting, reporting and scenario modeling tools are also available. The integrated stock plan solutions include multi-currency settlement and delivery, and streamlined tax calculation. Additionally, corporate clients are offered 10b5-1 plan design and implementation, along with SEC filing assistance and automated solutions. Through our platform, participants have enhanced visibility into the creation and approval of their plan through digital tools and resources. Participants have full access to E*TRADE's robust investing and trading capabilities, including tailored education and planning tools, and dedicated stock plan service representatives. Of companies that offer equity plans to employees, we serve approximately 50% of US publicly traded technology and healthcare companies, and more than 20% of companies within the S&P 500 index.
Corporate Services is an important driver of account and asset growth, serving as a conduit to the retail channel. Over the trailing 12 months, there were approximately $100 billion of gross inflows into our corporate services channel, primarily driven by $25 billion of new corporate client implementations and $73 billion of new grants and employee stock purchase plan transactions. Over this same 12 month period, domestic stock plan participants generated $30 billion of net proceeds through transactions of vested assets. These participant proceeds represent a key source of net new assets for the retail customer channel.
Advisor Services
Through our proprietary technology platform, Liberty, the Company offers sophisticated modeling, rebalancing, reporting, and practice management capabilities that are fully customizable for the RIA. E*TRADE's financial consultants can refer retail customers to pre-qualified RIAs on our custody platform through our referral program, the E*TRADE Advisor Network, which is operational at our two national and 30 regional financial centers. We expect the E*TRADE Advisor Network will improve the Company's ability to drive asset growth and retain customers seeking specialized services and sophisticated advice.

E*TRADE Q3 2019 10-Q | Page 7

Significant Events
Rated #1 online broker in Kiplinger's annual Best Online Brokers review
In August 2019, E*TRADE was awarded first place overall and "Best for Mutual Fund Investors" in Kiplinger's annual Best Online Brokers Review of 10 firms across seven categories. We also received high marks for user experience, investment choices, advisory services, and mobile as part of the review.
Completed $1 billion share repurchase program; progress made on $1.5 billion program
The Company repurchased 3.6 million shares for $157 million during the third quarter to complete repurchases under its previous $1 billion share repurchase program. The Company also repurchased 9.8 million shares for $409 million under its $1.5 billion share repurchase program during the third quarter. We have the ability to complete this program by the third quarter of 2020; however we retain flexibility to deploy capital in the most accretive way possible.
Eliminated commission rates for equity and options trades
On October 2, 2019, we announced the elimination of retail commissions for online US listed stock, ETF and options trades. We also reduced the options contract charge to $0.65 per contract for all traders while maintaining our active trader pricing at $0.50 per contract. The Company estimates that the annual revenue impact of these changes, which became effective on October 7, 2019, would be approximately $300 million based on operating results in the second quarter of 2019. We expect the majority of commissions revenue in future periods will be driven from options contract charges and futures trading activity.
Financial Performance
Our net revenue is generated primarily from net interest income, commissions and fees and service charges:

•
Net interest income is largely impacted by the size of our balance sheet, our balance sheet mix, and average yields on our assets and liabilities. Net interest income is driven primarily from interest earned on investment securities, margin receivables, securities lending, and our legacy loan portfolio, less interest incurred on interest-bearing liabilities, including deposits, customer payables, corporate debt and other borrowings.

•
Commissions revenue is generated by customer trades and is largely impacted by trade volume, trade type, and commission rates. With the elimination of retail commissions for online US listed stock, ETF and options trades, we expect the majority of commissions revenue in future periods will be driven from options contract charges and futures trading activity.

•
Fees and service charges revenue is primarily impacted by order flow revenue, fees earned on off-balance sheet customer cash and other assets, advisor management and custody fees, and mutual fund service fees.

Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.

E*TRADE Q3 2019 10-Q | Page 8

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

E*TRADE Q3 2019 10-Q | Page 9

Customer Activity Metrics
Daily Average Revenue Trades is an important measure of customer trading activity, and is a key driver of commissions revenue. DARTs were 266,935 and 271,514 for the three and nine months ended September 30, 2019, respectively, compared to 255,139 and 267,985 for the same periods in 2018.
Derivative DARTs, a key component of overall DARTs that represents advanced trading activities by our customers, is the daily average number of options and futures trades, and Derivative DARTs percentage is the mix of options and futures trades as a component of total DARTs. Derivative DARTs were 94,895 and 91,470 for the three and nine months ended September 30, 2019, respectively, compared to 84,978 and 89,164 for the same periods in 2018. Derivative DARTs represented 36% and 34% of total DARTs for the three and nine months ended September 30, 2019, respectively, compared to 33% for the same periods in 2018.

Average commission per trade is an indicator of changes in our customer mix, product mix and/or product pricing. Average commission per trade was $7.18 and $7.16 for the three and nine months ended September 30, 2019, respectively, compared to $7.34 and $7.47 for the same periods in 2018.
Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Margin receivables were $9.9 billion and $11.2 billion at September 30, 2019 and 2018, respectively.

E*TRADE Q3 2019 10-Q | Page 10

End of period accounts and net new accounts are indicators of our ability to attract and retain customers. The following table presents end of period accounts by channel:

	3Q 2019	2Q 2019	1Q 2019	4Q 2018	3Q 2018
End of period retail accounts	5,130,138	5,122,669	5,088,597	5,007,767	4,056,416
End of period advisor services accounts	150,401	151,275	151,222	151,241	150,063
End of period corporate services accounts	1,893,881	1,853,875	1,817,983	1,763,829	1,735,675
End of period accounts	7,174,420	7,127,819	7,057,802	6,922,837	5,942,154

The following table presents net new accounts and annualized growth rates by channel:

	3Q 2019	2Q 2019	1Q 2019	4Q 2018	3Q 2018
Net new retail accounts	7,469	34,072	80,830	951,351	63,841
Net new advisor services accounts	(874)	53	(19)	1,178	2,423
Net new corporate services accounts	40,006	35,892	54,154	28,154	69,321
Net new accounts	46,601	70,017	134,965	980,683	135,585

Net new retail account growth rate	0.6%	2.7%	6.5%	93.8%	6.4%
Net new advisor services account growth rate	(2.3)%	0.1%	(0.1)%	3.1%	6.6%
Net new corporate services account growth rate	8.6%	7.9%	12.3%	6.5%	16.6%
Net new total account growth rate	2.6%	4.0%	7.8%	66.0%	9.3%

We added 1,057,956 net new accounts as part of acquisitions during the year ended December 31, 2018, including 145,891 advisor services accounts related to the Trust Company of America (TCA) acquisition in the three months ended June 30, 2018 and 912,065 retail accounts related to the Capital One account acquisition in the three months ended December 31, 2018.

E*TRADE Q3 2019 10-Q | Page 11

Total customer assets is an indicator of the value of our relationship with our customers. An increase generally indicates that the use of our products and services is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. The following table presents the significant components of total customer assets (dollars in billions):

	3Q 2019	2Q 2019	1Q 2019	4Q 2018	3Q 2018
Security holdings	$284.7	$286.6	$279.3	$242.0	$274.4
Cash and deposits	65.0	62.2	61.7	60.2	58.4
Retail and advisor services assets	349.7	348.8	341.0	302.2	332.8
Corporate services vested assets	138.9	142.3	140.6	111.9	140.0
Retail, advisor services, and corporate services vested assets	488.6	491.1	481.6	414.1	472.8
Corporate services unvested holdings	115.4	117.0	115.4	94.4	119.5
Total customer assets	$604.0	$608.1	$597.0	$508.5	$592.3
Customer cash and deposits is a significant component of total customer assets as it is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. The following table presents the significant components of total customer cash and deposits (dollars in billions):

	3Q 2019	2Q 2019	1Q 2019	4Q 2018	3Q 2018
Sweep deposits	$30.8	$31.7	$38.6	$39.3	$38.0
Customer payables	11.2	10.6	10.6	10.1	10.5
Savings, checking and other banking assets	9.6	8.6	7.7	6.0	5.1
Total on-balance sheet cash	51.6	50.9	56.9	55.4	53.6
Sweep deposits at unaffiliated financial institutions	11.7	9.6	3.0	3.0	3.0
Money market funds and other	1.7	1.7	1.8	1.8	1.8
Total customer cash held by third parties(1)	13.4	11.3	4.8	4.8	4.8
Total customer cash and deposits	$65.0	$62.2	$61.7	$60.2	$58.4

(1)
Customer cash held by third parties is maintained at unaffiliated financial institutions. Customer cash held by third parties is not reflected in the Company's consolidated balance sheet and is not immediately available for liquidity purposes.

E*TRADE Q3 2019 10-Q | Page 12

Net new retail and advisor services assets equals total inflows to new and existing retail and advisor services accounts less total outflows from closed and existing retail and advisor services accounts. The net new retail and advisor services assets metric is a general indicator of the use of our products and services by new and existing retail and advisor services customers. Net new retail and advisor services assets were $2.8 billion and $9.1 billion for the three and nine months ended September 30, 2019, respectively, compared to $3.4 billion and $29.7 billion for the same periods in 2018. The following table presents annualized net new retail and advisor services assets growth rates:

	3Q 2019	2Q 2019	1Q 2019	4Q 2018	3Q 2018
Net new retail assets growth rate	3.4%	2.1%	6.8%	25.2%	4.2%
Net new advisor services assets growth rate	0.8%	(1.2)%	(3.5)%	3.9%	7.6%
Net new retail and advisor services assets growth rate	3.2%	1.9%	6.2%	24.0%	4.4%
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
Corporate Metrics:
Earnings per diluted common share is the portion of a company's profit allocated to each diluted share of common stock and is a key indicator of the Company's profitability. Earnings per diluted share was $1.08 and $3.07 for the three and nine months ended September 30, 2019, respectively, compared to $1.00 and $2.82 for the same periods in 2018. Earnings per diluted share includes $80 million of losses from our balance sheet repositioning in June 2019, which had an after-tax impact of $59 million, or $0.24 per diluted share for the three months ended June 30, 2019 and the nine months ended September 30, 2019.
Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 50% and 48% for the three and nine months ended September 30, 2019, respectively, compared to 52% and 49% for the same periods in 2018. Income before income tax expense and net revenue, the numerator and denominator in the operating margin calculation, include $80 million of losses from our balance sheet repositioning in June 2019, which resulted in a 6 percentage point and a 2 percentage point reduction in operating margin for the three months ended June 30, 2019 and the nine months ended September 30, 2019, respectively.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating operating margin performance. Adjusted operating margin was 48% and 47% for the three and nine months ended September 30, 2019, respectively, compared to

E*TRADE Q3 2019 10-Q | Page 13

48% and 46% for the same periods in 2018. Adjusted income before income tax expense and net revenue, the numerator and denominator in the adjusted operating margin calculation, include $80 million of losses from our balance sheet repositioning in June 2019, which resulted in a 6 percentage point and a 2 percentage point reduction in adjusted operating margin for the three months ended June 30, 2019 and the nine months ended September 30, 2019, respectively. See MD&A—Earnings Overview for a reconciliation of adjusted operating margin to operating margin.
Capital return to shareholders represents the amount of earnings returned to shareholders through share repurchases and common stock dividends and Capital return percentage to shareholders is capital returned to shareholders as a percentage of net income available to common shareholders. Capital return to shareholders was $1.0 billion and $1.2 billion for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. Capital return percentage to shareholders was 136% and 116% for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively. The Company's balance sheet repositioning in the second quarter 2019 generated additional capital to support share repurchases. In addition, the Company also returned capital to shareholders in the form of shares withheld for taxes of $20 million and $28 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.
Return on common equity is calculated by dividing net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Return on common equity was 17% for both the three and nine months ended September 30, 2019, respectively, compared to 17% and 16% for the same periods in 2018. Net income available to common shareholders includes $80 million of losses from our balance sheet repositioning in June 2019, which had an after-tax impact of $59 million and resulted in a 4 percentage point and one percentage point reduction in return on common equity for the three months ended June 30, 2019 and the nine months ended September 30, 2019, respectively.
Adjusted return on common equity is a non-GAAP measure calculated by dividing adjusted net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Adjusted net income available to common shareholders is a non-GAAP measure which excludes the provision (benefit) for loan losses and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating return on common equity performance. Adjusted return on common equity was 16% for both the three and nine months ended September 30, 2019 compared to 16% and 15% for the same periods in 2018. See MD&A—Earnings Overview for a reconciliation of adjusted net income available to common shareholders to net income and adjusted return on common equity to return on common equity. Adjusted net income available to common shareholders includes $80 million of losses from our balance sheet repositioning in June 2019, which had an after-tax impact of $59 million and resulted in a 4 percentage point and 2 percentage point reduction in adjusted return on common equity for the three months ended June 30, 2019 and the nine months ended September 30, 2019, respectively.

E*TRADE Q3 2019 10-Q | Page 14

Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Cash and equivalents was $493 million and $596 million at September 30, 2019 and 2018, respectively, while corporate cash was $380 million and $517 million for the same periods. See MD&A—Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.
Average interest-earning assets, along with net interest margin, are indicators of our ability to generate net interest income. Average interest-earning assets were $55.4 billion and $59.3 billion for the three and nine months ended September 30, 2019, respectively, compared to $60.1 billion and $60.0 billion for the same periods in 2018.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 3.28% and 3.23% for the three and nine months ended September 30, 2019, respectively, compared to 3.10% and 3.03% for the same periods in 2018.

E*TRADE Q3 2019 10-Q | Page 15

Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 6.9% and 7.1% at September 30, 2019 and 2018, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.4% and 7.1% at September 30, 2019 and 2018, respectively. The internal threshold for E*TRADE Financial's Tier 1 leverage ratio is 6.5% and the internal threshold for E*TRADE Bank's Tier 1 leverage ratio is 7.0%. See MD&A—Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Total employees is the key driver of compensation and benefits expense, our largest non-interest expense category. Total employees were 4,297 and 4,091 at September 30, 2019 and 2018, respectively.

E*TRADE Q3 2019 10-Q | Page 16

EARNINGS OVERVIEW
We generated net income of $274 million and $783 million on total net revenue of $767 million and $2.2 billion for the three and nine months ended September 30, 2019, respectively. The following chart presents a reconciliation of net income for the three months ended September 30, 2018 to net income for the three months ended September 30, 2019 (dollars in millions):

(1)	Includes gains (losses) on securities and other, net and other revenue.

(2)
Includes advertising and market development, professional services, communications, depreciation and amortization, amortization of other intangibles, restructuring and acquisition-related activities, losses on early extinguishment of debt and other non-interest expenses.

E*TRADE Q3 2019 10-Q | Page 17

The following table presents significant components of the consolidated statement of income (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2019 vs. 2018				2019 vs. 2018
	2019	2018	Amount	%	2019	2018	Amount	%
Net interest income	$455	$466	$(11)	(2)%	$1,437	$1,364	$73	5%
Total non-interest income	312	254	58	23%	770	774	(4)	(1)%
Total net revenue	767	720	47	7%	2,207	2,138	69	3%
Provision (benefit) for loan losses	(12)	(34)	22	(65)%	(32)	(74)	42	(57)%
Total non-interest expense	399	380	19	5%	1,172	1,159	13	1%
Income before income tax expense	380	374	6	2%	1,067	1,053	14	1%
Income tax expense	106	89	17	19%	284	271	13	5%
Net income	$274	$285	$(11)	(4)%	$783	$782	$1	—%
Preferred stock dividends	20	24	(4)	(17)%	40	36	4	11%
Net income available to common shareholders	$254	$261	$(7)	(3)%	$743	$746	$(3)	—%
Diluted earnings per common share	$1.08	$1.00	$0.08	8%	$3.07	$2.82	$0.25	9%
Net income decreased 4% to $274 million or $1.08 per diluted share and slightly increased to $783 million or $3.07 per diluted share, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Net income available to common shareholders was $254 million and $743 million for the three and nine months ended September 30, 2019, respectively, which reflects payments of $20 million and $40 million in preferred stock dividends, respectively. This compares to $261 million and $746 million for the same periods in 2018, which reflects payments of $24 million and $36 million in preferred stock dividends, respectively.
The decrease in net income for the three months ended September 30, 2019 was primarily driven by lower benefit for loan losses and higher non-interest and income tax expenses, partially offset by higher non-interest income primarily due to higher revenue earned on customer cash held by third parties. The increase for the nine months ended September 30, 2019 was primarily driven by higher net interest income, partially offset by a lower benefit for loan losses and higher non-interest and income tax expenses.
Net Revenue
The following table presents the significant components of total net revenue (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2019 vs. 2018				2019 vs. 2018
	2019	2018	Amount	%	2019	2018	Amount	%
Net interest income	$455	$466	$(11)	(2)%	$1,437	$1,364	$73	5%
Commissions	122	117	5	4%	365	375	(10)	(3)%
Fees and service charges	163	108	55	51%	407	323	84	26%
Gains (losses) on securities and other, net	16	17	(1)	(6)%	(37)	42	(79)	*
Other revenue	11	12	(1)	(8)%	35	34	1	3%
Total non-interest income	312	254	58	23%	770	774	(4)	(1)%
Total net revenue	$767	$720	$47	7%	$2,207	$2,138	$69	3%

*	Percentage not meaningful.

E*TRADE Q3 2019 10-Q | Page 18

Net Interest Income
Net interest income decreased 2% to $455 million and increased 5% to $1.4 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Net interest income is earned primarily through investment securities, margin receivables, securities lending, and our legacy mortgage and consumer loan portfolio, offset by funding costs.
The following tables present average balance sheet data and interest income and expense data, as well as related net interest margin, yields, and rates (dollars in millions):

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$429	$2	2.11%	$471	$2	1.84%
Cash segregated under federal or other regulations	1,073	7	2.41%	836	4	2.15%
Investment securities	41,326	324	3.13%	44,773	315	2.82%
Margin receivables	9,880	120	4.83%	10,902	130	4.74%
Loans(1)	1,812	25	5.58%	2,332	32	5.38%
Broker-related receivables and other	918	5	2.02%	798	4	2.02%
Total interest-earning assets	55,438	483	3.47%	60,112	487	3.24%
Other interest revenue(2)	—	38		—	27
Total interest-earning assets	55,438	521	3.74%	60,112	514	3.41%
Total non-interest-earning assets	5,859			4,291
Total assets	$61,297			$64,403

Sweep deposits	$30,559	$11	0.14%	$37,550	$14	0.15%
Savings deposits	7,533	27	1.44%	2,972	2	0.26%
Other deposits	1,614	—	0.03%	1,934	—	0.03%
Customer payables	10,915	7	0.27%	10,352	8	0.30%
Broker-related payables and other	1,241	2	0.51%	1,880	3	0.53%
Other borrowings	102	1	4.77%	752	6	2.95%
Corporate debt	1,410	14	3.86%	1,408	13	3.90%
Total interest-bearing liabilities	53,374	62	0.46%	56,848	46	0.32%
Other interest expense(3)	—	4		—	2
Total interest-bearing liabilities	53,374	66	0.49%	56,848	48	0.33%
Total non-interest-bearing liabilities	1,251			859
Total liabilities	54,625			57,707
Total shareholders' equity	6,672			6,696
Total liabilities and shareholders' equity	$61,297			$64,403
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,064	$455	3.28%	$3,264	$466	3.10%

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

E*TRADE Q3 2019 10-Q | Page 19

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$497	$8	2.26%	$601	$7	1.60%
Cash segregated under federal or other regulations	977	19	2.55%	795	11	1.91%
Investment securities	45,202	1,057	3.12%	44,979	908	2.69%
Margin receivables	9,910	376	5.08%	10,225	351	4.59%
Loans(1)	1,929	81	5.60%	2,475	98	5.25%
Broker-related receivables and other	738	12	2.15%	898	12	1.76%
Total interest-earning assets	59,253	1,553	3.50%	59,973	1,387	3.09%
Other interest revenue(2)	—	83		—	84
Total interest-earning assets	59,253	1,636	3.68%	59,973	1,471	3.27%
Total non-interest-earning assets	5,318			4,479
Total assets	$64,571			$64,452

Sweep deposits	$35,429	$49	0.18%	$38,012	$23	0.08%
Savings deposits	6,292	65	1.39%	2,857	3	0.11%
Other deposits	1,709	—	0.03%	2,008	—	0.02%
Customer payables	10,658	24	0.30%	9,817	13	0.18%
Broker-related payables and other	1,098	4	0.49%	1,885	7	0.49%
Other borrowings	227	7	3.94%	837	21	3.28%
Corporate debt	1,410	42	3.94%	1,149	32	3.75%
Total interest-bearing liabilities	56,823	191	0.45%	56,565	99	0.23%
Other interest expense(3)	—	8		—	8
Total interest-bearing liabilities	56,823	199	0.47%	56,565	107	0.25%
Total non-interest-bearing liabilities	1,152			939
Total liabilities	57,975			57,504
Total shareholders' equity	6,596			6,948
Total liabilities and shareholders' equity	$64,571			$64,452
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,430	$1,437	3.23%	$3,408	$1,364	3.03%

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

Average interest-earning assets decreased 8% to $55.4 billion and 1% to $59.3 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities decreased 6% to $53.4 billion and slightly increased to $56.8 billion for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018 due to the following:

•
Deposits and customer payables: The increase to savings deposits was primarily driven by growth in the Premium Savings Account product first introduced in the second quarter of 2018. The decrease in sweep deposits was primarily driven by the balance sheet repositioning during the second quarter of 2019, as we moved $6.6 billion of deposits to third-party banks. The deposits and customer payables balances were also impacted by customer net buying, which reflected net buying of $3.4 billion during the nine months ended September 30, 2019, compared to net buying of $12.0 billion in the same period in 2018.

E*TRADE Q3 2019 10-Q | Page 20

•
Other interest-bearing liabilities: The decrease in broker-related payables and other borrowings was driven by customer activity, including short-term liquidity needs at E*TRADE Bank and E*TRADE Securities. In addition, net proceeds from the June 2018 issuance of corporate debt were used to redeem the Company's trust preferred securities in the third quarter of 2018, resulting in a decrease in other borrowings and an offsetting increase to corporate debt as compared to the nine months ended September 30, 2018.

Net interest margin increased 18 basis points to 3.28% and 20 basis points to 3.23% for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Net interest margin is driven by the mix of average asset and liability balances and the interest rates earned or paid on those balances. The increase during the three and nine months ended September 30, 2019, compared to the same periods in 2018, is due to higher interest rates earned on margin receivables, investment securities, and loans balances as well as higher securities lending revenues, partially offset by increased funding costs due to increased rates paid on deposits, including the Premium Savings Account product. The increase in rates was largely driven by the four increases in federal funds rates that occurred during 2018 partially offset by the two federal funds rate cuts during 2019. Our net interest margin was also impacted by the continued run-off of our higher yielding legacy mortgage and consumer loan portfolio.
Commissions
Commissions revenue increased 4% to $122 million and decreased 3% to $365 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The primary factors that affect commissions revenue are DARTs, average commission per trade and the number of trading days. With the elimination of retail commissions for online US listed stock, ETF and options trades, which became effective on October 7, 2019, we expect the majority of commissions revenue in future periods will be driven from options contract charges and futures trading activity. For additional information see MD&A—Overview.
DARTs volume increased 5% to 266,935 and 1% to 271,514 for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. DARTs volume is impacted by market sentiment as well as volatility of the equity markets. Derivative DARTs volume increased 12% to 94,895 and 3% to 91,470 for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.
Average commission per trade decreased 2% to $7.18 and 4% to $7.16 for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. Average commission per trade is impacted by trade mix and differing commission rates on various trade types (e.g. equities, derivatives, corporate services and mutual funds).

E*TRADE Q3 2019 10-Q | Page 21

Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2019 vs. 2018				2019 vs. 2018
	2019	2018	Amount	%	2019	2018	Amount	%
Money market funds and sweep deposits revenue(1)	$62	$18	$44	244%	$106	$53	$53	100%
Order flow revenue	46	40	6	15%	134	130	4	3%
Advisor management and custody fees	19	19	—	—%	56	46	10	22%
Mutual fund service fees	13	13	—	—%	38	36	2	6%
Foreign exchange revenue	8	7	1	14%	24	21	3	14%
Reorganization fees	5	3	2	67%	18	10	8	80%
Other fees and service charges	10	8	2	25%	31	27	4	15%
Total fees and service charges	$163	$108	$55	51%	$407	$323	$84	26%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third-party institutions.

Fees and service charges increased 51% to $163 million and 26% to $407 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. These increases were primarily driven by higher money market funds and sweep deposits revenue driven by larger balances as a result of the balance sheet repositioning in June 2019 and a higher yield of approximately 195 and 180 basis points for the three and nine months ended September 30, 2019, respectively, compared to 145 and 140 basis points for the same periods in 2018. Advisor management and custody fees for the nine months ended September 30, 2019 also increased as a result of the acquisition of TCA in the second quarter of 2018.

E*TRADE Q3 2019 10-Q | Page 22

Gains (Losses) on Securities and Other, Net
The following table presents the significant components of gains (losses) on securities and other, net (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2019 vs. 2018				2019 vs. 2018
	2019	2018	Amount	%	2019	2018	Amount	%
Gains (losses) on available-for-sale securities, net:
Gains on available-for-sale securities(1)(2)	$14	$65	$(51)	(78)%	$40	$87	$(47)	(54)%
Losses on available-for-sale securities(1)(2)	—	(54)	54	(100)%	(80)	(54)	(26)	48%
Subtotal	14	11	3	27%	(40)	33	(73)	*
Equity method investment income and other(3)	2	6	(4)	(67)%	3	9	(6)	(67)%
Gains (losses) on securities and other, net	$16	$17	$(1)	(6)%	$(37)	$42	$(79)	*

*	Percentage not meaningful.

(1)
In June 2019, the Company sold $4.5 billion of lower-yielding investment securities at losses as it repositioned its balance sheet. See MD&A—Balance Sheet Overview and Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.

(2)
In August 2018, the Company sold available-for-sale securities and reinvested the sale proceeds in agency-backed securities at current market rates. See Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.

(3)	Includes a $5 million gain on the sale of our Chicago Stock Exchange investment for the three and nine months ended September 30, 2018.
Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $12 million and $32 million for the three and nine months ended September 30, 2019, respectively, compared to a benefit for loan losses of $34 million and $74 million for the same periods in 2018. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs that were not included in our loss estimates. For additional information on management's estimate of the allowance for loan losses, see Note 6—Loans Receivable, Net.

E*TRADE Q3 2019 10-Q | Page 23

Non-Interest Expense
The following table presents the significant components of non-interest expense (dollars in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
			2019 vs. 2018				2019 vs. 2018
	2019	2018	Amount	%	2019	2018	Amount	%
Compensation and benefits	$167	$157	$10	6%	$499	$469	$30	6%
Advertising and market development	41	45	(4)	(9)%	143	152	(9)	(6)%
Clearing and servicing	36	28	8	29%	98	94	4	4%
Professional services	27	23	4	17%	75	70	5	7%
Occupancy and equipment	34	29	5	17%	98	89	9	10%
Communications	26	30	(4)	(13)%	70	89	(19)	(21)%
Depreciation and amortization	23	25	(2)	(8)%	65	70	(5)	(7)%
FDIC insurance premiums	3	8	(5)	(63)%	11	26	(15)	(58)%
Amortization of other intangibles	16	12	4	33%	46	34	12	35%
Restructuring and acquisition-related activities	2	4	(2)	(50)%	2	6	(4)	(67)%
Losses on early extinguishment of debt	—	4	(4)	(100)%	—	4	(4)	(100)%
Other non-interest expenses	24	15	9	60%	65	56	9	16%
Total non-interest expense	$399	$380	$19	5%	$1,172	$1,159	$13	1%
Compensation and Benefits
Compensation and benefits expense increased 6% to $167 million and 6% to $499 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The expense increase was primarily driven by a 5% increase in headcount as a result of acquisitions during 2018, as well as growth in our business. The nine months ended September 30, 2019 also included an additional $7 million of severance expense compared to the nine months ended September 30, 2018. This increase in severance was related primarily to organizational realignments in the second quarter of 2019 and an executive transition in the third quarter of 2019.
Clearing and Servicing
Clearing and servicing expense increased 29% to $36 million and 4% to $98 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The expense increase was primarily driven by increased fees on higher off-balance sheet customer cash and increased trading volume.

E*TRADE Q3 2019 10-Q | Page 24

Professional Services
Professional services expense increased 17% to $27 million and 7% to $75 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The expense increase includes continued investment in projects to drive operational efficiencies.
Occupancy and Equipment
Occupancy and equipment expense increased 17% to $34 million and 10% to $98 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The expense increase was primarily driven by higher software licenses and facilities expense.
Communications
Communications expense decreased 13% to $26 million and 21% to $70 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease during the nine months ended September 30, 2019 was due to a $14 million benefit in the first quarter of 2019 related to a change in estimate for previous market data usage.
FDIC Insurance Premiums
FDIC insurance premiums expense decreased 63% to $3 million and 58% to $11 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The decreases were driven by the termination of surcharges paid to the Deposit Insurance Fund after it attained the minimum reserve ratio of 1.35 percent of insured deposits in September 2018, and our balance sheet repositioning in June 2019 when we moved $6.6 billion of deposits to third-party banks.
Amortization of Other Intangibles
Amortization of other intangibles increased 33% to $16 million and 35% to $46 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily due to the intangible assets recognized in connection with the TCA acquisition and acquisition of retail accounts from Capital One during 2018.
Other Non-Interest Expenses
Other non-interest expenses increased 60% to $24 million and 16% to $65 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increases were primarily driven by higher business taxes, asset disposals, and losses related to increased trading activity.
Operating Margin
Operating margin was 50% and 48% for the three and nine months ended September 30, 2019, respectively, compared to 52% and 49% for the same periods in 2018. Adjusted operating margin, a non-GAAP measure, was 48% and 47% for the three and nine months ended September 30, 2019, respectively, compared to 48% and 46% for the same periods in 2018.

E*TRADE Q3 2019 10-Q | Page 25

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin(1)	$380	50%	$374	52%	$1,067	48%	$1,053	49%
Add back impact of pre-tax items:
Provision (benefit) for loan losses	(12)		(34)		(32)		(74)
Losses on early extinguishment of debt	—		4		—		4
Subtotal	(12)		(30)		(32)		(70)
Adjusted income before income tax expense / adjusted operating margin(1)	$368	48%	$344	48%	$1,035	47%	$983	46%

(1)
Income before income tax expense and adjusted income before income tax expense included $80 million of pre-tax losses from balance sheet repositioning for the nine months ended September 30, 2019, which resulted in a 2 percentage point reduction in both operating margin and adjusted operating margin.

E*TRADE Q3 2019 10-Q | Page 26

Return on Common Equity
Return on common equity was 17% for both the three and nine months ended September 30, 2019, respectively, compared to 17% and 16% for the same periods in 2018. Adjusted return on common equity, a non-GAAP measure, was 16% for both the three and nine months ended September 30, 2019, respectively, compared to 16% and 15% for the same periods in 2018.
Adjusted return on common equity is calculated by dividing adjusted net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Adjusted net income available to common shareholders, a non-GAAP measure, excludes the after-tax impact of the provision (benefit) for loan losses and losses on early extinguishment of debt. The following table provides a reconciliation of GAAP net income available to common shareholders and return on common equity percentage to non-GAAP adjusted net income available to common shareholders and adjusted return on common equity percentage (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Return on Common Equity %	Amount	Return on Common Equity %	Amount	Return on Common Equity %	Amount	Return on Common Equity %
Net income available to common shareholders and return on common equity(1)	$254	17%	$261	17%	$743	17%	$746	16%
Add back impact of the following items:
Provision (benefit) for loan losses	(12)		(34)		(32)		(74)
Losses on early extinguishment of debt	—		4		—		4
Subtotal	(12)		(30)		(32)		(70)
Income tax impact	3		8		8		18
Net of tax	(9)		(22)		(24)		(52)
Adjusted net income available to common shareholders and return on common equity(1)	$245	16%	$239	16%	$719	16%	$694	15%

(1)
Net income available to common shareholders and adjusted net income available to common shareholders included $59 million of after-tax losses from balance sheet repositioning for the nine months ended September 30, 2019, which resulted in one percentage point reduction to return on common equity and a 2 percentage point reduction to adjusted return on common equity.

Income Tax Expense
Income tax expense was $106 million and $284 million for the three and nine months ended September 30, 2019, respectively, compared to $89 million and $271 million for the same periods in 2018. The effective tax rate was 28% and 27% for the three and nine months ended September 30, 2019, respectively, compared to 24% and 26% for the same periods in 2018. The lower effective tax rate for both the three and nine months ended September 30, 2018 includes an $8 million income tax benefit related to the revaluation of certain net state deferred tax assets.

E*TRADE Q3 2019 10-Q | Page 27

BALANCE SHEET OVERVIEW
The following table presents the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	September 30,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Assets:
Cash and equivalents	$493	$2,333	$(1,840)	(79)%
Segregated cash	1,365	1,011	354	35%
Investment securities	42,562	45,037	(2,475)	(5)%
Margin receivables	9,859	9,560	299	3%
Loans receivable, net	1,747	2,103	(356)	(17)%
Receivables from brokers, dealers and clearing organizations	1,038	760	278	37%
Property and equipment, net	338	281	57	20%
Goodwill and other intangibles, net	2,931	2,976	(45)	(2)%
Other assets	1,374	942	432	46%
Total assets	$61,707	$65,003	$(3,296)	(5)%
Liabilities and shareholders’ equity:
Deposits	$40,382	$45,313	$(4,931)	(11)%
Customer payables	11,183	10,117	1,066	11%
Payables to brokers, dealers and clearing organizations	1,091	948	143	15%
Corporate debt	1,410	1,409	1	—%
Other liabilities	1,072	654	418	64%
Total liabilities	55,138	58,441	(3,303)	(6)%
Shareholders’ equity	6,569	6,562	7	—%
Total liabilities and shareholders’ equity	$61,707	$65,003	$(3,296)	(5)%
Cash and Equivalents
Cash and equivalents decreased 79% to $493 million during the nine months ended September 30, 2019. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, see MD&A—Liquidity and Capital Resources and the consolidated statement of cash flows.
Segregated Cash
Cash segregated under federal or other regulations increased 35% to $1.4 billion during the nine months ended September 30, 2019. The level of segregated cash is driven by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we segregate for the exclusive benefit of our brokerage customers. Segregated cash can also be impacted by the level of securities purchased under agreements to resell between E*TRADE Securities and E*TRADE Bank, representing investments that were also segregated under federal or other regulations by E*TRADE Securities and eliminated in consolidation, which increased $550 million to $950 million as of September 30, 2019.

E*TRADE Q3 2019 10-Q | Page 28

Investment Securities
The following table presents the significant components of investment securities (dollars in millions):

			Variance
	September 30,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Available-for-sale securities:
Agency mortgage-backed securities	$18,514	$22,162	$(3,648)	(16)%
Other agency debt securities	674	991	(317)	(32)%
US Treasuries	1,349	—	1,349	100%
Non-agency debt securities(1)	483	—	483	100%
Total available-for-sale securities	$21,020	$23,153	$(2,133)	(9)%
Held-to-maturity securities:
Agency mortgage-backed securities	$19,563	$18,085	$1,478	8%
Other agency debt securities	1,979	3,799	(1,820)	(48)%
Total held-to-maturity securities	$21,542	$21,884	$(342)	(2)%
Total investment securities	$42,562	$45,037	$(2,475)	(5)%

(1)	Includes non-agency asset-backed securities (ABS) and non-agency commercial mortgage-backed securities.
Securities represented 69% of total assets at both September 30, 2019 and December 31, 2018, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
The decrease in available-for-sale securities during the nine months ended September 30, 2019 related primarily to the sale of $4.5 billion of lower-yielding investment securities as part of the Company's balance sheet repositioning in June 2019. See MD&A—Overview, MD&A—Earnings Overview and Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.
Margin Receivables
Margin receivables increased 3% to $9.9 billion during the nine months ended September 30, 2019. Market valuation of customer assets and market sentiment are economic factors that impact the margin receivables balance.

E*TRADE Q3 2019 10-Q | Page 29

Loans Receivable, Net
The following table presents the significant components of loans receivable, net (dollars in millions):

			Variance
	September 30,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
One- to four-family	$861	$1,071	$(210)	(20)%
Home equity	680	836	(156)	(19)%
Consumer	85	118	(33)	(28)%
Securities-based lending(1)	142	107	35	33%
Total loans receivable	1,768	2,132	(364)	(17)%
Unamortized premiums, net	6	8	(2)	(25)%
Subtotal	1,774	2,140	(366)	(17)%
Less: Allowance for loan losses	27	37	(10)	(27)%
Total loans receivable, net	$1,747	$2,103	$(356)	(17)%

(1)
E*TRADE Line of Credit is a securities-based lending product where customers can borrow against the market value of their securities pledged as collateral. The unused credit line amount totaled $310 million and $173 million as of September 30, 2019 and December 31, 2018, respectively.

Loans receivable, net decreased 17% to $1.7 billion during the nine months ended September 30, 2019. We expect the remaining legacy mortgage and consumer loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to continue to hold these loans, if the markets improve or our assessment changes, our strategy could change. For additional information on management's estimate of the allowance for loan losses, see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 6—Loans Receivable, Net.

E*TRADE Q3 2019 10-Q | Page 30

Receivables from and Payables to Brokers, Dealers and Clearing Organizations
The following table presents the significant components of receivables from and payables to brokers, dealers and clearing organizations (dollars in millions):

			Variance
	September 30,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Receivables:
Securities borrowed	$621	$140	$481	344%
Receivables from clearing organizations	326	555	(229)	(41)%
Other	91	65	26	40%
Total	$1,038	$760	$278	37%

Payables:
Securities loaned	$1,028	$887	$141	16%
Payables to clearing organizations	16	11	5	45%
Other	47	50	(3)	(6)%
Total	$1,091	$948	$143	15%
Securities borrowed increased 344% to $621 million during the nine months ended September 30, 2019. The increase was primarily driven by a higher demand for securities to cover customer short positions during the period. The 41% decrease in receivables from clearing organizations during the nine months ended September 30, 2019 to $326 million was primarily driven by the decreased use of cash collateral for the Company's derivatives transactions utilized for hedging activities.
Securities loaned increased 16% to $1.0 billion during the nine months ended September 30, 2019. The increase was primarily driven by higher demand for securities from our counterparties, and an increase in fully paid lending activity. For additional information on E*TRADE Securities liquidity, see MD&A—Liquidity and Capital Resources.
Other Assets
Other assets increased 46% to $1.4 billion during the nine months ended September 30, 2019. The increase was driven by $250 million of securities purchased under agreements to resell that were outstanding at the end of the period and $211 million of operating lease assets related to the Company's adoption of the new guidance on accounting for leases in 2019. See Note 10—Lease Arrangements for additional information.
Deposits
The following table presents the significant components of deposits (dollars in millions):

			Variance
	September 30,	December 31,	2019 vs. 2018
	2019	2018	Amount	%
Sweep deposits	$30,778	$39,322	$(8,544)	(22)%
Savings deposits(1)	7,964	4,133	3,831	93%
Other deposits	1,640	1,858	(218)	(12)%
Total deposits	$40,382	$45,313	$(4,931)	(11)%

(1)	Includes $6.3 billion and $2.0 billion of deposits at September 30, 2019 and December 31, 2018, respectively, in our Premium Savings Account product.

E*TRADE Q3 2019 10-Q | Page 31

Deposits represented 73% and 78% of total liabilities at September 30, 2019 and December 31, 2018, respectively. The decrease in deposits during the nine months ended September 30, 2019 was primarily driven by the move of $6.6 billion of deposits to third-party banks as part of the Company's balance sheet repositioning in June 2019 partially offset by the growth in our Premium Savings Account product. See MD&A—Earnings Overview and Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.
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
The programs utilize our bank subsidiaries, in combination with additional third-party program banks, as applicable, to allow customers the ability to have aggregate deposits they hold in the programs insured up to $1,250,000 for each category of legal ownership depending on the program. As of September 30, 2019, approximately 98% of sweep deposits were in these programs. Sweep deposits on balance sheet are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.

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
Liquidity
Our liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Securities, interest due on our corporate debt, dividend payments on our preferred stock and other capital returns to holders of our common stock. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. Potential loans by E*TRADE Bank to the parent company or the parent company's other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization, capital and other requirements.
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

E*TRADE Q3 2019 10-Q | Page 32

We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash is monitored as part of our liquidity risk management. Our current corporate cash minimum target is $300 million and covers approximately 18 months of parent company fixed costs, which includes preferred stock dividends, corporate debt interest and other overhead costs, and contractual corporate debt maturities over the next 12 months. The Company maintains $300 million of additional liquidity through an unsecured committed revolving credit facility. The parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from our operating subsidiaries, including E*TRADE Bank and E*TRADE Securities, are additional sources of corporate cash. Subject to regulatory approval or notification, capital generated by these subsidiaries could be distributed to the parent company to the extent the excess capital levels exceed both regulatory capital requirements and internal capital thresholds. As of September 30, 2019, our subsidiaries maintained excess regulatory capital over internal thresholds and paid dividends of $1.2 billion to the parent company during the nine months ended September 30, 2019.
The following chart presents the key activities impacting corporate cash and provides a roll forward of corporate cash from December 31, 2018 to corporate cash at September 30, 2019 (dollars in millions):
The following table presents a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	September 30, 2019	December 31, 2018
Consolidated cash and equivalents	$493	$2,333
Less: Cash at regulated subsidiaries	(465)	(2,347)
Add: Cash on deposit at E*TRADE Bank(1)	352	405
Corporate cash	$380	$391

(1)
Corporate cash includes the parent company's deposits placed with E*TRADE Bank. E*TRADE Bank may use these deposits for investment purposes; however, these investments are not included in consolidated cash and equivalents.

E*TRADE Q3 2019 10-Q | Page 33

Corporate cash decreased $11 million to $380 million during the nine months ended September 30, 2019 primarily due to the following:

•	$1.2 billion of dividends received from subsidiaries

•	$10 million of tax payments received from subsidiaries, net of taxes paid

•	$908 million used for share repurchases

•	$148 million used primarily for parent company overhead less reimbursements from subsidiaries under cost sharing arrangements

•	$143 million used for dividends, including $103 million in common stock dividends and $40 million in preferred stock dividends

•	$42 million used for corporate debt activity
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

E*TRADE Q3 2019 10-Q | Page 34

External Liquidity Sources
The following table presents the Company's external lines of credit at September 30, 2019 (dollars in millions):

Description	Maturity Date	Borrower	Outstanding	Available
Senior unsecured, committed revolving credit facility(1)	June 2024	ETFC	$—	$300
FHLB secured credit facility	Determined at trade	ETB	$—	$7,290
Federal Reserve Bank discount window	Overnight	ETB	$—	$1,131
Senior unsecured, committed revolving credit facility(2)	June 2020	ETS	$—	$600
Secured, committed lines of credit	June 2020	ETS	$—	$175
Unsecured, uncommitted lines of credit	June 2020	ETS	$—	$50
Unsecured, uncommitted lines of credit	None	ETS	$—	$75
Secured, uncommitted lines of credit	None	ETS	$—	$425

(1)
On June 21, 2019, the Company entered into a new five year, $300 million senior unsecured committed revolving credit facility, which replaced its three year senior unsecured committed revolving credit facility entered into on June 23, 2017. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to the Company's interest coverage, leverage and regulatory net capital ratios with which the Company was in compliance at September 30, 2019.

(2)
On June 21, 2019, E*TRADE Securities entered into a 364-day, $600 million senior unsecured committed revolving credit facility, which replaced its 364-day senior unsecured committed revolving credit facility entered into on June 22, 2018. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at September 30, 2019.

Capital Resources
The Company seeks to manage capital levels in support of our business strategy of generating and effectively deploying capital for the benefit of our shareholders, governed by the Company's risk management framework. For additional information on our bank and brokerage capital requirements, refer to Note 13—Regulatory Requirements.

E*TRADE Q3 2019 10-Q | Page 35

Bank Capital Requirements
At September 30, 2019, our regulatory capital ratios for E*TRADE Financial and E*TRADE Bank were above the minimum ratios required to be "well capitalized." Currently, the internal threshold for E*TRADE Financial's Tier 1 leverage ratio is 6.5% and the internal threshold for E*TRADE Bank's Tier 1 leverage ratio is 7.0%. For additional information on bank regulatory requirements and phase-in periods, refer to Part I. Item 1. Business—Regulation in the Company's 2018 Annual Report.
The following table presents E*TRADE Financial and E*TRADE Bank's capital ratios (dollars in millions):

	E*TRADE Financial		E*TRADE Bank
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Shareholders’ equity	$6,569	$6,562	$3,662	$3,557
Deduct:
Preferred stock	(689)	(689)	—	—
Common Equity Tier 1 capital before regulatory adjustments	$5,880	$5,873	$3,662	$3,557
Add:
Losses in other comprehensive income on available-for-sale debt securities, net of tax	24	275	24	275
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,475)	(2,540)	(279)	(287)
Disallowed deferred tax assets	(74)	(200)	(3)	(61)
Common Equity Tier 1 capital	$3,355	$3,408	$3,404	$3,484
Add:
Preferred stock	689	689	—	—
Tier 1 capital	$4,044	$4,097	$3,404	$3,484
Add:
Other	35	46	27	37
Total capital	$4,079	$4,143	$3,431	$3,521

Average assets for leverage capital purposes	$61,364	$64,767	$46,126	$49,568
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,475)	(2,540)	(279)	(287)
Disallowed deferred tax assets	(74)	(200)	(3)	(61)
Adjusted average assets for leverage capital purposes	$58,815	$62,027	$45,844	$49,220

Total risk-weighted assets(1)	$10,689	$10,970	$9,155	$9,994

Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	6.9%	6.6%	7.4%	7.1%
Common Equity Tier 1 capital / Total risk-weighted assets(1)	31.4%	31.1%	37.2%	34.9%
Tier 1 capital / Total risk-weighted assets	37.8%	37.3%	37.2%	34.9%
Total capital / Total risk-weighted assets	38.2%	37.8%	37.5%	35.2%

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

E*TRADE Q3 2019 10-Q | Page 36

Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At September 30, 2019, these subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. For additional information on our broker-dealer and FCM capital requirements, refer to Note 13—Regulatory Requirements.
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

RISK MANAGEMENT
The identification, mitigation and management of existing and potential risks is critical to effective enterprise risk management. There are certain risks inherent to our industry and certain risks that will surface through the conduct of our business operations. We seek to monitor and manage our significant risk exposures by operating under a set of Board-approved limits and by monitoring certain risk indicators. Our governance framework is designed to comply with applicable requirements and requires regular reporting on metrics and significant risks and exposures to senior management and the Board of Directors.
We face the following key types of risks: strategic, operational, reputational, liquidity, market, credit, as well as legal and regulatory. We have a Board-approved Enterprise Risk Appetite Statement that specifies significant risk exposures and addresses the Company's tolerance for these risks, which are described in further detail within Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report.
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

•
One- to Four-Family Interest-Only Loans: One- to four-family loans include loans with a five to ten year interest-only period, followed by an amortizing period ranging from 20 to 25 years. At September 30, 2019, 100% of these loans were amortizing.

•
Home Equity Loans: The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest-only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At September 30, 2019, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.

E*TRADE Q3 2019 10-Q | Page 37

•
Securities: We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the US government or its agencies to have low credit risk as the long-term debt rating of the US government is AA+ by S&P and Aaa by Moody’s at September 30, 2019. The amortized cost of these securities accounted for 99% of our total securities portfolio at September 30, 2019. We review the remaining debt securities that were not backed by the US government or its agencies according to their credit ratings from S&P and Moody’s where available, and all such debt securities were rated investment grade at September 30, 2019.

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
New Accounting Standards Not Yet Adopted
Accounting for Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) amended the guidance on accounting for credit losses and has subsequently issued clarifications and improvements. The new guidance will be effective for interim and annual periods beginning January 1, 2020 and early adoption is permitted. The amended guidance requires measurement of an allowance for credit losses for financial instruments, including loans and debt securities, and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical performance, current conditions, and reasonable and supportable forecasts, including expected charge-off recoveries, will be used to estimate expected credit losses. The FASB issued additional amended guidance during the second quarter of 2019 that clarified that the current expected credit losses (CECL) standard allows for subsequent increases in the fair value of collateral for collateral-dependent loans to be recognized up to the amount previously charged-off. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information on the Company’s interpretation of the amended guidance.

Determining the CECL allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. The Company has not originated a mortgage loan since 2008 when the Company exited direct retail lending, which was the last remaining loan origination channel after the Company’s exit from the wholesale mortgage lending channel in 2007. We expect the legacy mortgage portfolio to continue its run-off for the foreseeable future. Our portfolio has seasoned, as the weighted average age of the mortgage loan portfolio is approximately 14 years, and substantially all interest-only loans have converted to amortizing loans. As of September 30, 2019, the Company expects to recognize an after-tax benefit related to mortgage loans of approximately $75 million to $100 million as an adjustment to opening retained earnings at adoption on January 1, 2020. The expected benefit is related to the fair value

E*TRADE Q3 2019 10-Q | Page 38

of the underlying collateral for mortgage loans that were determined to be collateral-dependent and previously written down to the fair value of the underlying collateral.

The CECL allowance is based on assumptions about quantitative and qualitative factors, and changes to the allowance may result if future conditions differ from these assumptions. For example, in the event the cash received through liquidation or other form of recovery for collateral-dependent loans is less than the fair value of collateral less estimated costs to sell, additional losses may be recognized. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the CECL allowance in future periods. Our underlying assumptions and judgments could prove to be inaccurate, which could materially impact our regulatory capital position and results of operations in future periods. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

E*TRADE Q3 2019 10-Q | Page 39

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
Interest Rate Risk
Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities. Managing interest rate risk is essential to profitability. The primary objective of interest rate risk management is to control exposure to interest rates within the Board-approved limits and with limited exposure to earnings volatility resulting from interest rate fluctuations. Our general strategies to manage interest rate risk include balancing variable-rate and fixed-rate assets and liabilities and utilizing derivatives to help manage exposures to changes in interest rates. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At September 30, 2019, 91% of our total assets were interest-earning assets and we had no securities classified as trading.
At September 30, 2019, 63% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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

E*TRADE Q3 2019 10-Q | Page 40

underlying notional amounts. See Note 7—Derivative Instruments and Hedging Activities for additional information about our use of derivative contracts.
Scenario Analysis
Scenario analysis is an advanced approach to estimating interest rate risk exposure. The Company monitors interest rate risk using the Economic Value of Equity (EVE) approach and the Earnings-at-Risk (EAR) approach.
Under the EVE approach, the present value of expected cash flows of all existing interest-earning assets, interest-bearing liabilities, derivatives and forward commitments are estimated and combined to produce an EVE figure. The change in EVE is a long-term sensitivity measure of interest rate risk. The approach values only the current balance sheet in which the most significant assumptions are the prepayment rates of the loan and mortgage-backed securities portfolios and the repricing of deposits. This approach does not incorporate assumptions related to business growth, or liquidation and reinvestment of instruments. This approach provides an indicator of future earnings and capital levels because changes in EVE indicate the anticipated change in the value of future cash flows. The sensitivity of this value to changes in interest rates is then determined by applying alternative interest rate scenarios. The change in EVE amounts fluctuate based on instantaneous parallel shifts in interest rates primarily due to the change in timing of cash flows, which considers prepayment estimates, in the Company’s residential loan and mortgage-backed securities portfolios.
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
The following table presents the sensitivity of EVE and EAR at the consolidated E*TRADE Financial level (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	September 30, 2019		December 31, 2018		September 30, 2019		December 31, 2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$109	1.8%	$148	1.8%	$253	15.6%	$187	9.2%
+100	$215	3.6%	$198	2.4%	$148	9.1%	$101	5.0%
+50	$153	2.5%	$146	1.8%	$79	4.9%	$53	2.6%
-50	$(271)	(4.5)%	$(273)	(3.4)%	$(105)	(6.4)%	$(88)	(4.3)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.
We actively manage interest rate risk. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our interest rate risk position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel interest rate changes in EVE and EAR to the established limits set by the Board of Directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the Board of Directors must be notified of the exception and the planned resolution. At September 30, 2019 the EVE and EAR percentage changes were within our Board limits.

E*TRADE Q3 2019 10-Q | Page 41

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
Asset-backed securities (ABS)—Debt securities backed by financial assets such as credit cards, automobile loans, student loans or other receivables.
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
CLTV—Combined loan-to-value ratio.
Collateral-dependent—Prior to adoption of the CECL accounting standard, a loan where repayment is expected to be provided solely through the sale of the underlying collateral when the borrower is experiencing financial difficulty. After adoption of the CECL accounting standard, a loan for which foreclosure is probable or a loan where repayment is expected to be provided substantially through the sale of the underlying collateral when the borrower is experiencing financial difficulty.
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

E*TRADE Q3 2019 10-Q | Page 42

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
Customer assets—Market value of all customer assets held by the Company including security holdings, customer cash and deposits, and corporate services vested and unvested equity and option holdings.
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

E*TRADE Q3 2019 10-Q | Page 43

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
HELOC—Home equity line of credit.
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

E*TRADE Q3 2019 10-Q | Page 44

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

E*TRADE Q3 2019 10-Q | Page 45

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE Q3 2019 10-Q | Page 46

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Interest income	$521	$514	$1,636	$1,471
Interest expense	(66)	(48)	(199)	(107)
Net interest income	455	466	1,437	1,364
Commissions	122	117	365	375
Fees and service charges	163	108	407	323
Gains (losses) on securities and other, net	16	17	(37)	42
Other revenue	11	12	35	34
Total non-interest income	312	254	770	774
Total net revenue	767	720	2,207	2,138
Provision (benefit) for loan losses	(12)	(34)	(32)	(74)
Non-interest expense:
Compensation and benefits	167	157	499	469
Advertising and market development	41	45	143	152
Clearing and servicing	36	28	98	94
Professional services	27	23	75	70
Occupancy and equipment	34	29	98	89
Communications	26	30	70	89
Depreciation and amortization	23	25	65	70
FDIC insurance premiums	3	8	11	26
Amortization of other intangibles	16	12	46	34
Restructuring and acquisition-related activities	2	4	2	6
Losses on early extinguishment of debt	—	4	—	4
Other non-interest expenses	24	15	65	56
Total non-interest expense	399	380	1,172	1,159
Income before income tax expense	380	374	1,067	1,053
Income tax expense	106	89	284	271
Net income	$274	$285	$783	$782
Preferred stock dividends	20	24	40	36
Net income available to common shareholders	$254	$261	$743	$746
Basic earnings per common share	$1.08	$1.01	$3.08	$2.84
Diluted earnings per common share	$1.08	$1.00	$3.07	$2.82
Weighted average common shares outstanding:
Basic (in thousands)	235,829	259,498	241,657	263,292
Diluted (in thousands)	236,313	260,661	242,199	264,433

See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q3 2019 10-Q | Page 47

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$274	$285	$783	$782
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Unrealized gains (losses), net	43	(86)	219	(265)
Reclassification into earnings, net	(9)	(8)	32	(23)
Transfer of held-to-maturity securities to available-for-sale securities	—	—	—	6
Net change from available-for-sale securities	34	(94)	251	(282)
Other comprehensive income (loss)	34	(94)	251	(282)
Comprehensive income	$308	$191	$1,034	$500

See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q3 2019 10-Q | Page 48

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions, except share data)
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Cash and equivalents	$493	$2,333
Cash segregated under federal or other regulations	1,365	1,011
Available-for-sale securities	21,020	23,153
Held-to-maturity securities (fair value of $21,912 and $21,491 at September 30, 2019 and December 31, 2018, respectively)	21,542	21,884
Margin receivables	9,859	9,560
Loans receivable, net (net of allowance for loan losses of $27 and $37 at September 30, 2019 and December 31, 2018, respectively)	1,747	2,103
Receivables from brokers, dealers and clearing organizations	1,038	760
Property and equipment, net	338	281
Goodwill	2,485	2,485
Other intangibles, net	446	491
Other assets	1,374	942
Total assets	$61,707	$65,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$40,382	$45,313
Customer payables	11,183	10,117
Payables to brokers, dealers and clearing organizations	1,091	948
Corporate debt	1,410	1,409
Other liabilities	1,072	654
Total liabilities	55,138	58,441
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 403,000 shares issued and outstanding at both September 30, 2019 and December 31, 2018; aggregate liquidation preference of $700 at both September 30, 2019 and December 31, 2018	689	689
Common stock, $0.01 par value, 400,000,000 shares authorized, 226,795,480 and 246,495,174 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in-capital	4,578	5,462
Retained earnings	1,324	684
Accumulated other comprehensive loss	(24)	(275)
Total shareholders’ equity	6,569	6,562
Total liabilities and shareholders’ equity	$61,707	$65,003
See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q3 2019 10-Q | Page 49

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (In millions) (Unaudited)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2018	$689	246	$2	$5,462	$684	$(275)	$6,562
Net income	—	—	—	—	290	—	290
Other comprehensive income	—	—	—	—	—	105	105
Common stock dividends ($0.14 per share)	—	—	—	—	(35)	—	(35)
Preferred stock dividends - Series A ($29.38 per share)	—	—	—	—	(12)	—	(12)
Preferred stock dividends - Series B ($2,650.00 per share)	—	—	—	—	(8)	—	(8)
Repurchases of common stock	—	(2)	—	(120)	—	—	(120)
Share-based compensation	—	—	—	13	—	—	13
Other common stock activity	—	1	—	(13)	—	—	(13)
Balance at March 31, 2019	$689	245	$2	$5,342	$919	$(170)	$6,782
Net income	—	—	—	—	219	—	219
Other comprehensive income	—	—	—	—	—	112	112
Common stock dividends ($0.14 per share)	—	—	—	—	(34)	—	(34)
Repurchases of common stock	—	(5)	—	(222)	—	—	(222)
Share-based compensation	—	—	—	13	—	—	13
Balance at June 30, 2019	$689	240	$2	$5,133	$1,104	$(58)	$6,870
Net income	—	—	—	—	274	—	274
Other comprehensive income	—	—	—	—	—	34	34
Common stock dividends ($0.14 per share)	—	—	—	—	(34)	—	(34)
Preferred stock dividends - Series A ($29.38 per share)	—	—	—	—	(12)	—	(12)
Preferred stock dividends - Series B ($2,650.00 per share)	—	—	—	—	(8)	—	(8)
Repurchases of common stock	—	(13)	—	(566)	—	—	(566)
Share-based compensation	—	—	—	12	—	—	12
Other common stock activity	—	—	—	(1)	—	—	(1)
Balance at September 30, 2019	$689	227	$2	$4,578	$1,324	$(24)	$6,569

E*TRADE Q3 2019 10-Q | Page 50

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (In millions) (Unaudited)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Amount	Shares	Amount
Balance at December 31, 2017	$689	267	$3	$6,582	$(317)	$(26)	$6,931
Cumulative effect of hedge accounting adoption	—	—	—	—	7	(7)	—
Reclassification of tax effects due to federal tax reform	—	—	—	—	14	(14)	—
Net income	—	—	—	—	247	—	247
Other comprehensive loss	—	—	—	—	—	(129)	(129)
Preferred stock dividends - Series A ($29.38 per share)	—	—	—	—	(12)	—	(12)
Repurchases of common stock	—	(3)	—	(140)	—	—	(140)
Share-based compensation	—	—	—	10	—	—	10
Other common stock activity	—	1	—	(18)	—	—	(18)
Balance at March 31, 2018	$689	265	$3	$6,434	$(61)	$(176)	$6,889
Net income	—	—	—	—	250	—	250
Other comprehensive loss	—	—	—	—	—	(59)	(59)
Repurchases of common stock	—	(3)	—	(189)	—	—	(189)
Share-based compensation	—	—	—	12	—	—	12
Balance at June 30, 2018	$689	262	$3	$6,257	$189	$(235)	$6,903
Net income	—	—	—	—	285	—	285
Other comprehensive loss	—	—	—	—	—	(94)	(94)
Preferred stock dividends - Series A ($29.38 per share)	—	—	—	—	(12)	—	(12)
Preferred stock dividends - Series B ($4,107.50 per share)	—	—	—	—	(12)	—	(12)
Repurchases of common stock	—	(5)	—	(309)	—	—	(309)
Share-based compensation	—	—	—	13	—	—	13
Other common stock activity	—	—	—	(8)	—	—	(8)
Balance at September 30, 2018	$689	257	$3	$5,953	$450	$(329)	$6,766
See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q3 2019 10-Q | Page 51

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$783	$782
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(32)	(74)
Depreciation and amortization (including amortization and accretion on investment securities)	168	192
(Gains) losses on securities and other, net	37	(42)
Losses on early extinguishment of debt	—	4
Share-based compensation	38	35
Deferred tax expense	206	253
Other	(1)	10
Net effect of changes in assets and liabilities:
(Increase) decrease in receivables from brokers, dealers and clearing organizations	(278)	392
Increase in margin receivables	(299)	(2,113)
(Increase) decrease in other assets	(189)	349
Increase in payables to brokers, dealers and clearing organizations	143	303
Increase in customer payables	1,066	1,085
(Decrease) increase in other liabilities	(673)	47
Net cash provided by operating activities	969	1,223
Cash flows from investing activities:
Purchases of available-for-sale securities	(7,456)	(6,966)
Proceeds from sales of available-for-sale securities	9,720	6,293
Proceeds from maturities of and principal payments on available-for-sale securities	1,174	1,555
Purchases of held-to-maturity securities	(3,860)	(3,684)
Proceeds from maturities of and principal payments on held-to-maturity securities	4,176	1,781
Proceeds from sales of loans	—	30
Decrease in loans receivable	376	451
Capital expenditures for property and equipment	(117)	(78)
Net increase in securities purchased under agreements to resell	(250)	—
Proceeds from sale of real estate owned and repossessed assets	10	19
Acquisitions, net of cash acquired	—	(36)
Net cash flow from derivative contracts	(196)	200
Other	(28)	(32)
Net cash provided by (used in) investing activities	3,549	(467)

E*TRADE Q3 2019 10-Q | Page 52

E*TRADE FINANCIAL CORPORATION CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (In millions) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Decrease in deposits	$(4,931)	$(458)
Common stock dividends	(103)	—
Preferred stock dividends	(40)	(36)
Net increase in advances from FHLB	—	50
Proceeds from issuance of senior notes	—	420
Payments on trust preferred securities	—	(413)
Repurchases of common stock	(908)	(638)
Other	(22)	(32)
Net cash used in financing activities	(6,004)	(1,107)
Decrease in cash, cash equivalents and segregated cash	(1,486)	(351)
Cash, cash equivalents and segregated cash, beginning of period	3,344	1,803
Cash, cash equivalents and segregated cash, end of period	$1,858	$1,452

Cash and equivalents, end of period	$493	$596
Segregated cash, end of period	1,365	856
Cash, cash equivalents and segregated cash, end of period	$1,858	$1,452

Supplemental disclosures:
Cash paid for interest	$199	$106
Cash paid for income taxes, net of refunds	$52	$9
Right-of-use assets recognized upon adoption of new lease standard	$193	$—
Right-of-use assets obtained during the period	$36	$—
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$13	$13
Transfer of available-for-sale securities to held-to-maturity securities	$—	$1,161
Transfer of held-to-maturity securities to available-for-sale securities	$—	$4,672

See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q3 2019 10-Q | Page 53

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

E*TRADE Q3 2019 10-Q | Page 54

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

E*TRADE Q3 2019 10-Q | Page 55

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
New Accounting Standards Not Yet Adopted
Accounting for Credit Losses

In June 2016, the FASB amended the guidance on accounting for credit losses and has subsequently issued clarifications and improvements. The amended guidance requires measurement of an allowance for credit losses for financial instruments, including loans and debt securities, and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical performance, current conditions, and reasonable and supportable forecasts, including expected charge-off recoveries, will be used to estimate expected credit losses. The amended guidance will also result in credit losses on impaired available-for-sale debt securities being recorded through an allowance for credit losses. The FASB issued additional amended guidance during the second quarter of 2019 that clarified that the CECL standard allows for subsequent increases in the fair value of collateral for collateral-dependent loans to be recognized up to the amount previously charged-off. A loan is considered to be collateral-dependent when foreclosure is probable or when repayment is expected to be provided substantially through the sale of the underlying collateral when the borrower is experiencing financial difficulty. Additional amended transition guidance issued during the second quarter of 2019 allows entities to elect the fair value option on certain financial instruments, on an instrument-by-instrument basis; however, this fair value option election does not apply to held-to-maturity debt securities. The new guidance will be effective for interim and annual periods beginning January 1, 2020 and early adoption is permitted.

The Company has continued to make progress in developing credit loss estimation methods for the mortgage loan portfolio. The Company does not expect that credit losses for the investment security portfolio, margin receivables, securities-based lending activities and other financial assets held at amortized cost will be material based on its current analysis and industry views. As of September 30, 2019, the Company expects to recognize an after-tax benefit related to mortgage loans of approximately $75 to $100 million as an adjustment to opening retained earnings at adoption on January 1, 2020.

The expected benefit relates to the fair value of the underlying collateral for mortgage loans that were determined to be collateral-dependent and previously written down to the fair value of the underlying collateral. This adoption impact will be presented on the balance sheet as a “negative allowance” associated with these loans. When estimating the fair value of collateral, property valuations for these one- to four- family and home equity loans are based on the most recent "as is" property valuation data available, which may include appraisals, broker price opinions, automated valuation models or updated values using home price indices. These property valuations are then reduced for qualifying estimated costs to sell. These costs do not include carrying costs or other disallowed adjustments, such as estimates for prolonged foreclosure proceedings associated with certain jurisdictions.

E*TRADE Q3 2019 10-Q | Page 56

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The expected impact includes the expected credit losses related to the remaining mortgage loans. The Company employed a probability of default and loss given default model for determining the CECL allowance for these mortgage loans, which utilized prepayment forecasts, loan amortization calculations, and other internally derived and externally sourced data and assumptions. Key inputs for the forecast included US home prices and unemployment data. The CECL impact for this portfolio is not expected to be material based on the seasoning of the Company’s mortgage loan portfolio and the credit quality of the remaining loans. The Company utilized an externally provided macroeconomic forecast over the remaining life of the loans. This forecast includes a forward-looking view of macroeconomic factors over the next two to five years, after which the macroeconomic factors revert to externally provided long-term equilibrium values, rates, or patterns that do not include specific predictions for the economy.

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
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB amended the guidance to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The amended guidance requires the Company to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. The Company will still have the option to perform a qualitative assessment to conclude whether it is more likely than not that the carrying amount of the Company exceeds its fair value. The guidance will be effective for interim and annual periods beginning January 1, 2020, and must be applied prospectively. Early adoption is permitted.
Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB amended the guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amended guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance will be effective for interim and annual periods beginning on January 1, 2020, and should be applied either retrospectively or prospectively. The Company will adopt prospectively and is currently finalizing modifications to the accounting processes necessary for adoption.
Codification Improvements Related to Credit Losses, Financial Instruments, Derivatives and Hedging
In April 2019, the FASB clarified recently released guidance related to credit losses, financial instruments, derivatives and hedging. The FASB has an ongoing project on its agenda for improving the FASB's Accounting Standards Codification or correcting its unintended application. The guidance will be effective

E*TRADE Q3 2019 10-Q | Page 57

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for interim and annual periods beginning January 1, 2020. The Company is currently evaluating the impact of these clarifications on the Company's financial condition, results of operations and cash flows.

NOTE 2—NET REVENUE
The following table presents the significant components of total net revenue (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest income	$455	$466	$1,437	$1,364
Commissions	122	117	365	375
Fees and service charges	163	108	407	323
Gains (losses) on securities and other, net	16	17	(37)	42
Other revenue	11	12	35	34
Total net revenue (1)	$767	$720	$2,207	$2,138

(1)	Contract balances and transaction price allocated to remaining performance obligations were not material for the periods presented.
In October 2019, we announced the elimination of retail commissions for online US listed stock, ETF, and options trades. We also reduced the options contract charge to $0.65 per contract for all traders while maintaining our active trader pricing at $0.50 per contract.

E*TRADE Q3 2019 10-Q | Page 58

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Interest Income and Interest Expense
The following table presents the significant components of interest income and interest expense (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Cash and equivalents	$2	$2	$8	$7
Cash segregated under federal or other regulations	7	4	19	11
Investment securities	324	315	1,057	908
Margin receivables	120	130	376	351
Loans	25	32	81	98
Broker-related receivables and other	5	4	12	12
Subtotal interest income	483	487	1,553	1,387
Other interest revenue(1)	38	27	83	84
Total interest income	521	514	1,636	1,471
Interest expense:
Sweep deposits	11	14	49	23
Savings deposits	27	2	65	3
Customer payables	7	8	24	13
Broker-related payables and other	2	3	4	7
Other borrowings	1	6	7	21
Corporate debt	14	13	42	32
Subtotal interest expense	62	46	191	99
Other interest expense(2)	4	2	8	8
Total interest expense	66	48	199	107
Net interest income	$455	$466	$1,437	$1,364

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

E*TRADE Q3 2019 10-Q | Page 59

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fees and service charges:
Money market funds and sweep deposits revenue	$62	$18	$106	$53
Order flow revenue	46	40	134	130
Advisor management and custody fees	19	19	56	46
Mutual fund service fees	13	13	38	36
Foreign exchange revenue	8	7	24	21
Reorganization fees	5	3	18	10
Other fees and service charges	10	8	31	27
Total fees and service charges	$163	$108	$407	$323

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

E*TRADE Q3 2019 10-Q | Page 60

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
Non-agency Debt Securities
The Company's non-agency debt securities include senior classes of commercial mortgage-backed securities and asset-backed securities collateralized by credit card, automobile loan and student loan receivables. The fair value of non-agency debt securities was determined using a market approach with recent transactions and spread data for identical or similar instruments. Non-agency debt securities were categorized in Level 2 of the fair value hierarchy.
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

E*TRADE Q3 2019 10-Q | Page 61

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

	Unobservable Inputs	Average	Range
September 30, 2019:
Loans receivable:
One- to four-family	Appraised value	$742,000	$92,000 - $2,700,000
Home equity	Appraised value	$405,200	$115,000 - $1,440,000
Real estate owned	Appraised value	$387,500	$30,000 - $1,050,000

December 31, 2018:
Loans receivable:
One- to four-family	Appraised value	$594,700	$17,000 - $2,000,000
Home equity	Appraised value	$397,700	$73,000 - $1,060,000
Real estate owned	Appraised value	$329,500	$57,900 - $900,000
E*TRADE Q3 2019 10-Q | Page 62

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recurring and Nonrecurring Fair Value Measurements
The following tables present the significant components of assets and liabilities measured at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
September 30, 2019:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency mortgage-backed securities	$—	$18,514	$—	$18,514
Agency debentures	—	673	—	673
US Treasuries	—	1,349	—	1,349
Non-agency asset-backed securities	—	369	—	369
Non-agency mortgage-backed securities	—	114	—	114
Other	—	1	—	1
Total available-for-sale securities	—	21,020	—	21,020
Publicly traded equity securities(1)	7	—	—	7
Total assets measured at fair value on a recurring basis(2)	$7	$21,020	$—	$21,027
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$13	$13
Home equity	—	—	4	4
Total loans receivable	—	—	17	17
Other assets:
Real estate owned	—	—	12	12
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$29	$29

(1)	Consists of investments in a mutual fund related to the Community Reinvestment Act (CRA).

(2)	Assets measured at fair value on a recurring basis represented 34% of the Company’s total assets at September 30, 2019.

(3)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at September 30, 2019, and for which a fair value measurement was recorded during the period.

E*TRADE Q3 2019 10-Q | Page 63

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

E*TRADE Q3 2019 10-Q | Page 64

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value of Financial Instruments Not Carried at Fair Value
The following tables present the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet (dollars in millions):

	September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$493	$493	$—	$—	$493
Cash segregated under federal or other regulations	$1,365	$1,365	$—	$—	$1,365
Held-to-maturity securities:
Agency mortgage-backed securities	$19,563	$—	$19,880	$—	$19,880
Agency debentures	327	—	333	—	333
Agency debt securities	1,652	—	1,699	—	1,699
Total held-to-maturity securities	$21,542	$—	$21,912	$—	$21,912
Margin receivables(1)	$9,859	$—	$9,859	$—	$9,859
Loans receivable, net:
One- to four-family	$860	$—	$—	$897	$897
Home equity	661	—	—	701	701
Consumer	84	—	—	83	83
Securities-based lending	142	—	142	—	142
Total loans receivable, net(2)	$1,747	$—	$142	$1,681	$1,823
Receivables from brokers, dealers and clearing organizations(1)	$1,038	$—	$1,038	$—	$1,038
Other assets(1)(3)	$357	$—	$357	$—	$357
Liabilities
Deposits	$40,382	$—	$40,382	$—	$40,382
Customer payables	$11,183	$—	$11,183	$—	$11,183
Payables to brokers, dealers and clearing organizations	$1,091	$—	$1,091	$—	$1,091
Corporate debt	$1,410	$—	$1,484	$—	$1,484

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, including the fully paid lending program, where the Company is permitted to sell or re-pledge the securities, was $14.0 billion at September 30, 2019. Of this amount, $2.3 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at September 30, 2019.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $27 million and loans that are recorded at fair value on a nonrecurring basis at September 30, 2019.

(3)
Includes $250 million of securities purchased under agreements to resell and $107 million of securities borrowing from customers under the fully paid lending program. The fair value of the securities that the Company received as collateral for securities purchased under agreements to resell was $258 million at September 30, 2019.

E*TRADE Q3 2019 10-Q | Page 65

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

E*TRADE Q3 2019 10-Q | Page 66

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4—OFFSETTING ASSETS AND LIABILITIES
Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell are treated as collateralized financing transactions and are recorded at their contractual amounts plus accrued interest. For financial statement purposes, the Company does not offset securities purchased under agreements to resell transactions with securities sold under agreements to repurchase. The Company obtains securities as collateral from the counterparty with a market value in excess of the principal amount loaned. This activity could result in losses if the counterparty fails to repurchase the securities held as collateral for the cash advanced and the market value of the securities declines. The Company continuously monitors the collateral value and obtains additional collateral from the counterparty in an effort to ensure full collateralization.
Securities Lending Transactions
Securities borrowed and securities loaned transactions are recorded at the amount of cash collateral delivered to or received from the counterparty plus accrued interest. For financial statement purposes, the Company does not offset securities borrowing and securities lending transactions. These activities are generally transacted under master agreements that are widely used by counterparties and that may allow for net settlements of payments in the normal course, as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction.
The Company is required to deliver cash to the lender for securities borrowed whereas the Company receives collateral in the form of cash for securities loaned. These activities both require cash in an amount generally in excess of the market value of the securities and have overnight or continuous remaining contractual maturities. Securities lending transactions expose the Company to counterparty credit risk and market risk. To manage the counterparty risk, the Company maintains internal standards for approving counterparties, reviews and analyzes the credit rating of each counterparty, and monitors its positions with each counterparty on an ongoing basis. In addition, for certain of the Company's securities lending transactions, the Company uses a program with a clearing organization that guarantees the return of collateral. The Company monitors the market value of the securities borrowed and loaned using collateral arrangements that require additional collateral to be obtained from or excess collateral to be returned to the counterparties based on changes in market value, in an effort to maintain specified collateral levels.

E*TRADE Q3 2019 10-Q | Page 67

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents information about these transactions to enable the users of the Company’s consolidated financial statements to evaluate the potential effect of rights of set-off between these recognized assets and liabilities (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)(2)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
September 30, 2019:
Assets:
Securities purchased under agreements to resell (3)	$250	$—	$250	$—	$(250)	$—
Securities borrowed (4)	728	—	728	(76)	(629)	23
Total	$978	$—	$978	$(76)	$(879)	$23

Liabilities:
Securities loaned (5)	$1,028	$—	$1,028	$(76)	$(862)	$90
Total	$1,028	$—	$1,028	$(76)	$(862)	$90

December 31, 2018:
Assets:
Securities borrowed (4)	$176	$—	$176	$(104)	$(61)	$11
Total	$176	$—	$176	$(104)	$(61)	$11

Liabilities:
Securities loaned (5)	$887	$—	$887	$(104)	$(700)	$83
Total	$887	$—	$887	$(104)	$(700)	$83

(1)	Securities purchased under agreements to resell are included in the other assets line item in the consolidated balance sheet.

(2)
The vast majority of the net amount of cash collateral paid for securities borrowed are reflected in the receivables from brokers, dealers and clearing organizations line item while the cash collateral paid for securities borrowed under the fully paid lending program are reflected in other assets. Cash collateral received for securities loaned are reflected in the payables to brokers, dealers and clearing organizations line item in the consolidated balance sheet.

(3)	Over-collateralized at September 30, 2019, as the market value of the securities received by the Company was $258 million.

(4)
Included in the gross amounts of cash collateral paid for securities borrowed was $501 million and $65 million at September 30, 2019 and December 31, 2018, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(5)
Included in the gross amounts of cash collateral received for securities loaned was $593 million and $543 million at September 30, 2019 and December 31, 2018, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

E*TRADE Q3 2019 10-Q | Page 68

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Derivative Transactions
At September 30, 2019, all of the derivatives that the Company utilized in its hedging activities were subject to derivatives clearing agreements (centrally cleared derivatives contracts). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the preceding table as the contracts may not qualify as master netting agreements. For financial statement purposes, the Company does not offset derivatives assets and derivative liabilities. See Note 7—Derivative Instruments and Hedging Activities for additional information.

E*TRADE Q3 2019 10-Q | Page 69

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
September 30, 2019:
Available-for-sale securities:
Agency mortgage-backed securities	$17,464	$1,095	$(45)	$18,514
Agency debentures	639	34	—	673
US Treasuries	1,287	73	(11)	1,349
Non-agency asset-backed securities(1)	368	2	(1)	369
Non-agency mortgage-backed securities	108	6	—	114
Other	1	—	—	1
Total available-for-sale securities	$19,867	$1,210	$(57)	$21,020
Held-to-maturity securities:
Agency mortgage-backed securities	$19,563	$359	$(42)	$19,880
Agency debentures	327	6	—	333
Other agency debt securities	1,652	48	(1)	1,699
Total held-to-maturity securities	$21,542	$413	$(43)	$21,912

December 31, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$22,140	$327	$(305)	$22,162
Agency debentures	833	13	(7)	839
Other agency debt securities	140	1	(2)	139
Municipal bonds	12	—	—	12
Other	1	—	—	1
Total available-for-sale securities	$23,126	$341	$(314)	$23,153
Held-to-maturity securities:
Agency mortgage-backed securities	$18,085	$26	$(363)	$17,748
Agency debentures	1,824	—	(16)	1,808
Other agency debt securities	1,975	4	(44)	1,935
Total held-to-maturity securities	$21,884	$30	$(423)	$21,491

(1)	Non-agency ABS collateralized by credit card, automobile loan and student loan receivables represented approximately 61%, 21% and 18%, respectively, of the non-agency ABS held at September 30, 2019.

E*TRADE Q3 2019 10-Q | Page 70

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contractual Maturities
The following table presents the contractual maturities of all available-for-sale and held-to-maturity debt securities (dollars in millions):

	September 30, 2019
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$103	$103
Due within one to five years	311	314
Due within five to ten years	9,464	10,391
Due after ten years	9,989	10,212
Total available-for-sale debt securities	$19,867	$21,020
Held-to-maturity debt securities:
Due within one year	$23	$23
Due within one to five years	2,094	2,133
Due within five to ten years	3,137	3,236
Due after ten years	16,288	16,520
Total held-to-maturity debt securities	$21,542	$21,912

At September 30, 2019 and December 31, 2018, the Company had pledged $7.4 billion and $6.3 billion, respectively, of held-to-maturity debt securities, and $520 million and $151 million, respectively, of available-for-sale securities, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE Q3 2019 10-Q | Page 71

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
September 30, 2019:
Available-for-sale securities:
Agency mortgage-backed securities	$843	$(4)	$3,118	$(41)	$3,961	$(45)
US Treasuries	429	(11)	—	—	429	(11)
Non-agency asset-backed securities	203	(1)	—	—	203	(1)
Total temporarily impaired available-for-sale securities	$1,475	$(16)	$3,118	$(41)	$4,593	$(57)
Held-to-maturity securities:
Agency mortgage-backed securities	$403	$(3)	$4,166	$(39)	$4,569	$(42)
Agency debentures	—	—	35	—	35	—
Other agency debt securities	—	—	143	(1)	143	(1)
Total temporarily impaired held-to-maturity securities	$403	$(3)	$4,344	$(40)	$4,747	$(43)

December 31, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$2,945	$(34)	$7,826	$(271)	$10,771	$(305)
Agency debentures	383	(1)	116	(6)	499	(7)
Other agency debt securities	—	—	30	(2)	30	(2)
Municipal bonds	—	—	9	—	9	—
Other	1	—	—	—	1	—
Total temporarily impaired available-for-sale securities	$3,329	$(35)	$7,981	$(279)	$11,310	$(314)
Held-to-maturity securities:
Agency mortgage-backed securities	$2,802	$(31)	$11,587	$(332)	$14,389	$(363)
Agency debentures	776	(2)	666	(14)	1,442	(16)
Other agency debt securities	97	(1)	1,487	(43)	1,584	(44)
Total temporarily impaired held-to-maturity securities	$3,675	$(34)	$13,740	$(389)	$17,415	$(423)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio represents an other-than-temporary impairment as of September 30, 2019 or through the date of this report. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the nine months ended September 30, 2019 and 2018.

E*TRADE Q3 2019 10-Q | Page 72

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Gains (Losses) on Securities and Other, Net
The following table presents the components of gains (losses) on securities and other, net (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Gains (losses) on available-for-sale securities, net:
Gains on available-for-sale securities(1)(2)	$14	$65	$40	$87
Losses on available-for-sale securities(1)(2)	—	(54)	(80)	(54)
Subtotal	14	11	(40)	33
Equity method investment income and other(3)	2	6	3	9
Gains (losses) on securities and other, net	$16	$17	$(37)	$42

(1)
In June 2019, the Company repositioned its balance sheet through the sales of $4.5 billion of lower-yielding investment securities. These sales enabled the reduction of our balance sheet size and the Company moved $6.6 billion of deposits to third-party banks generating additional capital capacity to support future share repurchases. Gains (losses) on securities and other, net for the nine months ended September 30, 2019 includes $80 million of losses related to these sales.

(2)
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

(3)	Includes a $5 million gain on the sale of our Chicago Stock Exchange investment for the three and nine months ended September 30, 2018.

E*TRADE Q3 2019 10-Q | Page 73

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6—LOANS RECEIVABLE, NET

The following table presents loans receivable disaggregated by delinquency status (dollars in millions):

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized Premiums, Net	Allowance for Loans Losses	Loans Receivable, Net
September 30, 2019:
One- to four-family	$777	$37	$8	$39	$861	$5	$(6)	$860
Home equity	633	21	9	17	680	—	(19)	661
Consumer	83	2	—	—	85	1	(2)	84
Securities-based lending(1)	142	—	—	—	142	—	—	142
Total loans receivable	$1,635	$60	$17	$56	$1,768	$6	$(27)	$1,747

December 31, 2018:
One- to four-family	$958	$48	$9	$56	$1,071	$7	$(9)	$1,069
Home equity	774	25	13	24	836	—	(26)	810
Consumer	117	1	—	—	118	1	(2)	117
Securities-based lending(1)	107	—	—	—	107	—	—	107
Total loans receivable	$1,956	$74	$22	$80	$2,132	$8	$(37)	$2,103

(1)
E*TRADE Line of Credit is a securities-based lending product where customers can borrow against the market value of their securities pledged as collateral. The unused credit line amount totaled $310 million and $173 million as of September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019, the Company pledged $1.3 billion and $0.1 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively. At December 31, 2018, the Company pledged $1.6 billion and $0.1 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.

E*TRADE Q3 2019 10-Q | Page 74

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

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Current LTV/CLTV(1)	2019	2018	2019	2018
<=80%	$706	$823	$393	$454
80%-100%	102	165	169	215
100%-120%	31	45	77	110
>120%	22	38	41	57
Total mortgage loans receivable	$861	$1,071	$680	$836
Average estimated current LTV/CLTV (2)	62%	66%	77%	80%
Average LTV/CLTV at loan origination (3)	70%	70%	82%	82%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans, HEILs and the maximum available line for HELOCs.

	One- to Four-Family		Home Equity
	September 30,	December 31,	September 30,	December 31,
Current FICO	2019	2018	2019	2018
>=720	$498	$617	$357	$442
719 - 700	68	89	63	78
699 - 680	66	80	58	70
679 - 660	45	66	48	56
659 - 620	69	79	62	80
<620	115	140	92	110
Total mortgage loans receivable	$861	$1,071	$680	$836

One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At September 30, 2019, 100% of these loans were amortizing. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At September 30, 2019, nearly 100% of the HELOC portfolio had converted from the interest-only draw period.

E*TRADE Q3 2019 10-Q | Page 75

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The weighted average age of our mortgage and consumer loans receivable was 13.5 and 12.8 years at September 30, 2019 and December 31, 2018, respectively. Approximately 32% and 33% of the Company’s mortgage loans receivable were concentrated in California at September 30, 2019 and December 31, 2018, respectively. Approximately 10% of the Company's mortgage loans receivable were concentrated in New York at both September 30, 2019 and December 31, 2018. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at September 30, 2019 or December 31, 2018.
At September 30, 2019, 23% and 22% of the Company’s past-due mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of past-due mortgage loans that represented 10% or more of the Company's past-due mortgage loans. At September 30, 2019, 42% and 10% of the Company’s impaired mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of impaired mortgage loans that represented 10% or more of the Company's impaired mortgage loans.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. The following table presents nonperforming loans by loan portfolio (dollars in millions):

	September 30, 2019	December 31, 2018
One- to four-family	$118	$139
Home equity	58	71
Total nonperforming loans receivable	$176	$210

The Company held $13 million of real estate owned that was acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement at September 30, 2019 and December 31, 2018, respectively. The Company held $33 million and $51 million of loans for which formal foreclosure proceedings were in process at September 30, 2019 and December 31, 2018, respectively.

E*TRADE Q3 2019 10-Q | Page 76

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
The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	September 30, 2019
	One- to Four-Family	Home Equity	Consumer	Total(1)
General reserve:
Quantitative component	$1	$3	$2	$6
Qualitative component	—	(1)	—	(1)
Specific valuation allowance	5	17	—	22
Total allowance for loan losses	$6	$19	$2	$27
Allowance as a % of loans receivable(2)	0.7%	2.8%	1.6%	1.5%

	December 31, 2018
	One- to Four-Family	Home Equity	Consumer	Total(1)
General reserve:
Quantitative component	$4	$6	$2	$12
Qualitative component	—	1	—	1
Specific valuation allowance	5	19	—	24
Total allowance for loan losses	$9	$26	$2	$37
Allowance as a % of loans receivable(2)	0.8%	3.1%	1.0%	1.7%

(1)	Securities-based lending loans were fully collateralized by cash and securities with fair values in excess of borrowings at both September 30, 2019 and December 31, 2018, respectively.

(2)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.

E*TRADE Q3 2019 10-Q | Page 77

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a roll forward by loan portfolio of the allowance for loan losses (dollars in millions):

	Three Months Ended September 30, 2019
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$9	$19	$2	$30
Provision (benefit) for loan losses	(5)	(6)	(1)	(12)
Charge-offs(1)	—	—	—	—
Recoveries	2	6	1	9
Net (charge-offs) recoveries	2	6	1	9
Allowance for loan losses, end of period(2)	$6	$19	$2	$27

	Three Months Ended September 30, 2018
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$16	$36	$2	$54
Provision (benefit) for loan losses	(6)	(28)	—	(34)
Charge-offs(1)	—	—	(1)	(1)
Recoveries(3)	2	19	1	22
Net (charge-offs) recoveries	2	19	—	21
Allowance for loan losses, end of period(2)	$12	$27	$2	$41

	Nine Months Ended September 30, 2019
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$9	$26	$2	$37
Provision (benefit) for loan losses	(8)	(24)	—	(32)
Charge-offs(1)	—	—	(2)	(2)
Recoveries	5	17	2	24
Net (charge-offs) recoveries	5	17	—	22
Allowance for loan losses, end of period(2)	$6	$19	$2	$27

	Nine Months Ended September 30, 2018
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$24	$46	$4	$74
Provision (benefit) for loan losses	(17)	(56)	(1)	(74)
Charge-offs(1)	(1)	—	(3)	(4)
Recoveries(3)	6	37	2	45
Net (charge-offs) recoveries	5	37	(1)	41
Allowance for loan losses, end of period(2)	$12	$27	$2	$41

(1)
Includes benefits resulting from recoveries of partial charge-offs due to principal paydowns or payoffs for the periods presented. The benefits included in the charge-offs line item exceeded other charge-offs for both one-to-four family and home equity loan portfolios during the three months ended September 30, 2018 and 2019, respectively, and for the nine months ended September 30, 2019. The benefits included in the charge-offs line item exceeded other charge-offs for the home equity loan portfolio during the nine months ended September 30, 2018.

E*TRADE Q3 2019 10-Q | Page 78

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(2)
Securities-based lending loans were fully collateralized by cash and securities with fair values in excess of borrowings for both the three and nine months ended September 30, 2019 and September 30, 2018, respectively.

(3)
Includes $10 million of recoveries recognized during the three months ended September 30, 2018 and $15 million of recoveries recognized during the nine months ended September 30, 2018 related to the sale of previously charged-off home equity loans.

Total loans receivable designated as held-for-investment decreased $0.4 billion during the nine months ended September 30, 2019. The allowance for loan losses was $27 million, or 1.5% of total loans receivable, as of September 30, 2019 compared to $37 million, or 1.7% of total loans receivable, as of December 31, 2018. Net recoveries for the nine months ended September 30, 2019 were $22 million compared to $41 million in the same period in 2018.
The benefit for loan losses was $32 million for the nine months ended September 30, 2019. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs, as applicable, that were not included in our loss estimates.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan portfolio (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	September 30,	December 31,	September 30,	December 31,
	2019	2018	2019	2018
Collectively evaluated for impairment:
One- to four-family	$694	$891	$1	$4
Home equity	561	698	2	7
Consumer	86	119	2	2
Securities-based lending	142	107	—	—
Total collectively evaluated for impairment	1,483	1,815	5	13
Individually evaluated for impairment:
One- to four-family	172	187	5	5
Home equity	119	138	17	19
Total individually evaluated for impairment	291	325	22	24
Total	$1,774	$2,140	$27	$37

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

E*TRADE Q3 2019 10-Q | Page 79

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
September 30, 2019:
One- to four-family	$83	$60	$10	$2	$17	$172
Home equity	78	22	7	3	9	119
Total	$161	$82	$17	$5	$26	$291

December 31, 2018:
One- to four-family	$87	$61	$12	$4	$23	$187
Home equity	90	23	8	5	12	138
Total	$177	$84	$20	$9	$35	$325

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
Total recorded investment in TDRs includes premium (discount), as applicable, and is net of charge-offs, which were $48 million and $102 million for one-to four-family and home equity loans, respectively, as of September 30, 2019 and $55 million and $121 million, respectively, as of December 31, 2018.

(4)
Total recorded investment in TDRs at September 30, 2019 consisted of $231 million of loans modified as TDRs and $60 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2018 consisted of $253 million of loans modified as TDRs and $72 million of loans that have been charged off due to bankruptcy notification.

The following table presents the monthly average recorded investment and interest income recognized both on a cash and accrual basis for the Company's TDRs (dollars in millions):

	Average Recorded Investment		Interest Income Recognized
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
One- to four-family	$175	$198	$2	$2
Home equity	122	148	2	4
Total	$297	$346	$4	$6

	Average Recorded Investment		Interest Income Recognized
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
One- to four-family	$179	$205	$6	$6
Home equity	129	156	8	10
Total	$308	$361	$14	$16

E*TRADE Q3 2019 10-Q | Page 80

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents detailed information related to the Company’s TDRs and specific valuation allowances (dollars in millions):

	September 30, 2019			December 31, 2018
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$47	$5	$42	$50	$5	$45
Home equity	$52	$17	$35	$60	$19	$41
Without a recorded allowance:(1)
One- to four-family	$125	$—	$125	$137	$—	$137
Home equity	$67	$—	$67	$78	$—	$78
Total:
One- to four-family	$172	$5	$167	$187	$5	$182
Home equity	$119	$17	$102	$138	$19	$119

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.

E*TRADE Q3 2019 10-Q | Page 81

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the number of loans and post-modification balances immediately after being modified by major class (dollars in millions):

	Three Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
September 30, 2019:
One- to four-family	7	$4	$—	$1	$5
Home equity	15	1	—	—	1
Total	22	$5	$—	$1	$6

September 30, 2018:
One- to four-family	11	$2	$—	$2	$4
Home equity	15	—	—	1	1
Total	26	$2	$—	$3	$5

	Nine Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
September 30, 2019:
One- to four-family	23	$6	$—	$4	$10
Home equity	35	2	—	—	2
Total	58	$8	$—	$4	$12

September 30, 2018:
One- to four-family	46	$14	$—	$6	$20
Home equity	75	4	1	1	6
Total	121	$18	$1	$7	$26

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE Q3 2019 10-Q | Page 82

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
The Company utilizes fair value hedges to offset exposure to changes in value of certain fixed-rate assets. The following table presents a summary of the fair value of derivatives as reported in the consolidated balance sheet (dollars in millions):

		Fair Value
	Notional	Asset(1)	Liability	Net(2)
September 30, 2019:
Interest rate contracts:
Fair value hedges(3)	$10,643	$—	$—	$—
Total derivatives designated as hedging instruments(4)	$10,643	$—	$—	$—

December 31, 2018:
Interest rate contracts:
Fair value hedges	$9,763	$1	$—	$1
Total derivatives designated as hedging instruments(4)	$9,763	$1	$—	$1

(1)	Reflected in the other assets line item on the consolidated balance sheet.

(2)	Represents net fair value of derivative instruments for disclosure purposes only.

(3)	As of September 30, 2019, there are no bilateral derivative contracts.

(4)	All derivatives were designated as hedging instruments at September 30, 2019 and December 31, 2018.
The consolidated balance sheet and the table above exclude derivative assets of $5 million and $175 million at September 30, 2019 and December 31, 2018, respectively and derivative liabilities of $772 million and $131 million for the same periods. These contracts were executed through a central clearing organization and were settled by variation margin payments.

E*TRADE Q3 2019 10-Q | Page 83

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Credit Risk
As all of the derivatives that the Company utilizes in its hedging activities at September 30, 2019 are subject to derivatives clearing agreements (cleared derivatives contracts), the credit risk associated with these cleared derivatives contracts is largely mitigated by the daily variation margin exchanged with counterparties. For other derivative contracts, the Company also monitors collateral requirements through credit support agreements, which reduce risk by permitting the netting of transactions with the same counterparty upon the occurrence of certain events. During the nine months ended September 30, 2019, the consideration of counterparty credit risk did not result in an adjustment to the valuation of the Company’s derivative instruments.
Hedged Assets
The following table presents the cumulative basis adjustments related to the carrying amount of hedged assets in fair value hedging relationships (dollars in millions):

		Cumulative Amount of Fair Value Hedging Basis Adjustment Included in Carrying Amount of Hedged Assets(2)
	Carrying Amount of Hedged Assets(1)	Total	Discontinued
September 30, 2019:
Available-for-sale securities(3)	$13,386	$891	$(274)

December 31, 2018:
Available-for-sale securities(3)	$13,203	$(10)	$(385)

(1)	The carrying amount includes the impact of basis adjustments on active fair value hedges and the impact of basis adjustments from previously discontinued fair value hedges.

(2)
Represents the increase (decrease) to the carrying amount of hedged assets. The discontinued portion of the cumulative amount of fair value hedging basis adjustments is amortized into net interest income using the effective interest method over the expected remaining life of the hedged items.

(3)
Includes the amortized cost basis of closed portfolios of prepayable securities designated in hedging relationships in which the hedged item is the last layer of principal expected to be remaining throughout the hedge term. As of September 30, 2019 and December 31, 2018, respectively, the amortized cost basis of this portfolio was $45 million and $810 million, the amount of the designated hedged items was $30 million and $192 million and the cumulative basis adjustments associated with these hedges was $1 million and $6 million.

E*TRADE Q3 2019 10-Q | Page 84

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presentation on the Consolidated Statement of Income
The following table presents the effects of fair value hedge accounting on the consolidated statement of income (dollars in millions):

	Interest Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Total interest income	$521	$514	$1,636	$1,471

Effects of fair value hedging on total interest income(1)(2)
Agency debentures:
Amounts recognized as interest accruals on derivatives	—	(1)	—	(4)
Changes in fair value of hedged items	30	(8)	61	(74)
Changes in fair value of derivatives	(29)	8	(61)	74
Net loss on fair value hedging relationships - agency debentures	1	(1)	—	(4)

Agency mortgage-backed securities:
Amounts recognized as interest accruals on derivatives	(3)	1	1	(14)
Amortization of basis adjustments from discontinued hedges	8	7	27	16
Changes in fair value of hedged items	258	(88)	946	(416)
Changes in fair value of derivatives	(260)	83	(946)	403
Net gain (loss) on fair value hedging relationships - agency mortgage-backed securities	3	3	28	(11)
Total net gain (loss) on fair value hedging relationships	$4	$2	$28	$(15)

(1)	Excludes interest income accruals on hedged items and amounts recognized upon the sale of securities attributable to fair value hedge accounting.

(2)	Excludes interest on variation margin related to centrally cleared derivative contracts.

E*TRADE Q3 2019 10-Q | Page 85

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8—DEPOSITS
The following table presents the significant components of deposits (dollars in millions):

	September 30, 2019	December 31, 2018
Sweep deposits	$30,778	$39,322
Savings deposits(1)	7,964	4,133
Other deposits(2)	1,640	1,858
Total deposits	$40,382	$45,313

(1)	Includes $6.3 billion and $2.0 billion of deposits at September 30, 2019, and December 31, 2018, respectively, in our Premium Savings Account product.

(2)
Includes checking deposits, money market deposits and certificates of deposit. As of September 30, 2019 and December 31, 2018, the Company had $183 million and $193 million in non-interest bearing deposits, respectively.

The Company moved $6.6 billion of deposits to third-party banks in June 2019 as part of the Company's balance sheet repositioning. See Note 5—Available-for-Sale and Held-to-Maturity Securities for additional information.

NOTE 9—OTHER BORROWINGS AND CORPORATE DEBT
Other Borrowings
The following table presents the Company's external lines of credit at September 30, 2019 (dollars in millions):

Description	Maturity Date	Borrower	Outstanding	Available
Senior unsecured, committed revolving credit facility(1)	June 2024	ETFC	$—	$300
FHLB secured credit facility	Determined at trade	ETB	$—	$7,290
Federal Reserve Bank discount window	Overnight	ETB	$—	$1,131
Senior unsecured, committed revolving credit facility(2)	June 2020	ETS	$—	$600
Secured, committed lines of credit	June 2020	ETS	$—	$175
Unsecured, uncommitted lines of credit	June 2020	ETS	$—	$50
Unsecured, uncommitted lines of credit	None	ETS	$—	$75
Secured, uncommitted lines of credit	None	ETS	$—	$425

(1)
On June 21, 2019, the Company entered into a new five year, $300 million senior unsecured committed revolving credit facility, which replaced its three year senior unsecured committed revolving credit facility entered into on June 23, 2017. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to the Company's interest coverage, leverage and regulatory net capital ratios with which the Company was in compliance at September 30, 2019.

(2)
On June 21, 2019, E*TRADE Securities entered into a 364-day, $600 million senior unsecured committed revolving credit facility, which replaced its 364-day senior unsecured committed revolving credit facility entered into on June 22, 2018. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at September 30, 2019.

E*TRADE Q3 2019 10-Q | Page 86

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Corporate Debt
The following tables present the significant components of E*TRADE Financial's corporate debt (dollars in millions):

	Face Value	Discount	Net
September 30, 2019:
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

NOTE 10—LEASE ARRANGEMENTS
The Company enters into non-cancelable operating leases for its corporate offices, retail branches and other facilities. These leases have remaining terms ranging from less than one to 12 years, and the weighted-average remaining lease term for these leases is 8.7 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. Only those renewal terms that the Company is reasonably certain of exercising are included in the calculation of the lease liability. Leases that have not yet commenced at September 30, 2019 will have an immaterial impact on the Company's right-of-use assets and lease liabilities. Certain lease agreements include rental payments based on power usage or that adjust periodically for inflation or costs incurred by the lessor. None of the Company's current lease agreements contain material residual value guarantees or material restrictive covenants.
The following table presents balance sheet information related to the Company's classification of ROU assets and operating lease liabilities (dollars in millions):

	Classification	September 30, 2019
Operating lease assets, net	Other assets	$211
Operating lease liabilities	Other liabilities	$243

The Company utilizes incremental borrowing rates to determine the present value of lease payments for each lease. As the Company's leases do not provide an implicit rate, the incremental borrowing rate estimates are based on the terms of each lease as well as the interest rate environment at the later of the adoption date of January 1, 2019, lease commencement date or lease remeasurement date. The incremental borrowing rate has also been adjusted to reflect a secured rate. A weighted-average discount rate of 4.3% was used to calculate the lease liability balances for the Company's operating leases.

E*TRADE Q3 2019 10-Q | Page 87

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
Cash paid for amounts included in the measurement of operating lease liabilities was $8 million and $21 million for the three and nine months ended September 30, 2019. The following table presents the significant components of lease expense (dollars in millions):

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost(1)	Occupancy and Equipment	$10	$26
Variable lease cost	Occupancy and Equipment	—	2
Net lease expense(2)		$10	$28

(1)	Includes short-term lease costs which are not material.

(2)	Net of sublease income which is not material.
The following table presents the maturities of lease liabilities (dollars in millions):

Operating Leases
Years ending December 31,
2019(1)	$8
2020	37
2021	36
2022	32
2023	33
Thereafter	149
Total lease payments	295
Imputed interest	(52)
Present value of lease liabilities	$243

(1)	Excludes maturities during the nine months ended September 30, 2019.
The Company executed a sale-leaseback transaction on its Alpharetta, Georgia office in 2014. The transaction was initially accounted for as a financing as it did not qualify for sale accounting. The Company evaluated this transaction as part of the adoption of the new lease guidance in 2019 and concluded that it did not qualify for sale accounting and should continue to be accounted for as a financing. The office building is included in the property and equipment, net line item and the related financing obligation is included in the other liabilities line item in the Company's consolidated balance sheet. Future minimum lease payments and sublease proceeds to be received under the lease are $26 million and $10 million, respectively.

E*TRADE Q3 2019 10-Q | Page 88

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11—SHAREHOLDERS' EQUITY

Preferred Stock
The following table presents the preferred stock outstanding (in millions except total shares outstanding and per share data):

					Carrying Value at
Description	Issuance Date	Per Annum Dividend Rate	Total Shares Outstanding	Liquidation Preference per Share	September 30, 2019	December 31, 2018
Series A
Fixed-to-Floating Rate Non-Cumulative	8/25/2016	5.875% to, but excluding, 9/15/2026; 3-mo LIBOR + 4.435% thereafter	400,000	$1,000	$394	$394
Series B
Fixed-to-Floating Rate Non-Cumulative	12/6/2017	5.30% to, but excluding, 3/15/2023; 3-mo LIBOR + 3.16% thereafter	3,000	$100,000	295	295
Total			403,000		$689	$689

Dividend on Preferred Stock
The following table presents the cash dividend paid on preferred stock (in millions except per share data):

Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid	Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/7/2019	2/28/2019	3/15/2019	$29.38	$12	2/8/2018	2/28/2018	3/15/2018	$29.38	$12
7/25/2019	8/30/2019	9/16/2019	$29.38	12	7/26/2018	8/31/2018	9/17/2018	$29.38	12
Series B (1)
2/7/2019	2/28/2019	3/15/2019	$2,650.00	8
7/25/2019	8/30/2019	9/16/2019	$2,650.00	8	7/26/2018	8/31/2018	9/17/2018	$4,107.50	12
Total				$40					$36

(1)	Dividends are non-cumulative and payable semi-annually, if declared.

E*TRADE Q3 2019 10-Q | Page 89

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Common Stock
Dividend on Common Stock
The following table presents the cash dividend paid on common stock (in millions except per share data):

Nine Months Ended September 30, 2019
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
1/23/2019	2/1/2019	2/15/2019	$0.14	$35
4/16/2019	5/13/2019	5/20/2019	$0.14	34
7/17/2019	8/19/2019	8/26/2019	$0.14	34
Total				$103

On October 16, 2019, the Company declared a cash dividend for the third quarter of $0.14 per share on its outstanding shares of common stock. The dividend is payable on November 15, 2019, to shareholders of record as of the close of business on November 8, 2019.
Share Repurchases
During the three months ended September 30, 2019, the Company completed its prior $1 billion share repurchase program with the repurchase of 3.6 million shares of common stock for a total of $157 million.
In July 2019, the Company announced that its Board of Directors has authorized a new $1.5 billion share repurchase program. During the three months ended September 30, 2019, the Company repurchased 9.8 million shares of common stock for a total of $409 million under this new repurchase program. As of October 29, 2019, the Company had subsequently repurchased an additional 0.9 million shares of common stock at an average price of $40.88. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.
Other Common Stock Activity
Other common stock activity includes shares withheld to pay taxes for share-based compensation, employee stock purchase plan and other activity.

E*TRADE Q3 2019 10-Q | Page 90

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accumulated Other Comprehensive Loss
The following table presents after-tax changes in each component of accumulated other comprehensive loss (dollars in millions):

	2019	2018
Accumulated other comprehensive loss, beginning of period(1)	$(275)	$(26)
Other comprehensive income (loss) before reclassifications	112	(128)
Amounts reclassified from accumulated other comprehensive loss	(7)	(7)
Transfer of held-to-maturity securities to available-for-sale securities(2)	—	6
Net change	105	(129)
Cumulative effect of hedge accounting adoption	—	(7)
Reclassification of tax effects due to federal tax reform	—	(14)
Balance, March 31,	$(170)	$(176)
Other comprehensive income (loss) before reclassifications	64	(51)
Amounts reclassified from accumulated other comprehensive loss	48	(8)
Net change	112	(59)
Balance, June 30,	$(58)	$(235)
Other comprehensive income (loss) before reclassifications	43	(86)
Amounts reclassified from accumulated other comprehensive loss	(9)	(8)
Net change	34	(94)
Accumulated other comprehensive loss, end of period(1)	$(24)	$(329)

(1)	The accumulated other comprehensive loss balances and activities were related to available-for-sale securities in both periods.

(2)
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million, or $6 million net of tax, were transferred from held-to-maturity securities to available-for-sale securities during the three months ended March 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance.

E*TRADE Q3 2019 10-Q | Page 91

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents other comprehensive income (loss) activity and the related tax effect (dollars in millions):

	Three Months Ended September 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$58	$(15)	$43	$(112)	$26	$(86)
Reclassification into earnings, net	(12)	3	(9)	(11)	3	(8)
Net change from available-for-sale securities	46	(12)	34	(123)	29	(94)
Other comprehensive income (loss)	$46	$(12)	$34	$(123)	$29	$(94)

	Nine Months Ended September 30,
	2019			2018
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$294	$(75)	$219	$(353)	$88	$(265)
Reclassification into earnings, net	43	(11)	32	(32)	9	(23)
Transfer of held-to-maturity securities to available-for-sale securities	—	—	—	7	(1)	6
Net change from available-for-sale securities	337	(86)	251	(378)	96	(282)
Other comprehensive income (loss)	$337	$(86)	$251	$(378)	$96	$(282)

The following table presents the consolidated statement of income line items impacted by reclassifications out of accumulated other comprehensive loss (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Items in the Consolidated Statement of Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Available-for-sale securities:	$13	$12	$(41)	$34	Gains (losses) on securities and other, net
	(1)	(1)	(2)	(2)	Interest income
	12	11	(43)	32	Reclassification into earnings, before tax
	(3)	(3)	11	(9)	Income tax benefit (expense)
	$9	$8	$(32)	$23	Reclassification into earnings, net

E*TRADE Q3 2019 10-Q | Page 92

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
Basic weighted average common shares outstanding were 235.8 million and 241.7 million for the three and nine months ended September 30, 2019, respectively, compared to 259.5 million and 263.3 million for the same periods in 2018. The difference between basic and diluted weighted average common shares outstanding includes the weighted-average dilutive impact of securities, including restricted stock units and awards, dividend equivalent units, employee stock purchase plan shares and stock options, as well as the weighted-average dilutive impact of convertible debentures. This activity represented 0.5 million shares for both the three and nine months ended September 30, 2019, compared to 1.2 million and 1.1 million shares for the same periods in 2018, respectively. This resulted in diluted weighted average common shares outstanding of 236.3 million and 242.2 million for the three and nine months ended September 30, 2019, respectively, compared to 260.7 million and 264.4 million for the same periods in 2018. The amount of certain restricted stock and options excluded from the calculations of diluted earnings per common share due to the anti-dilutive effect was not material for the three and nine months ended September 30, 2019 and 2018.

E*TRADE Q3 2019 10-Q | Page 93

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
At September 30, 2019 and December 31, 2018, all of the Company’s broker-dealer and FCM subsidiaries met applicable minimum net capital requirements. The following table presents a summary of the minimum net capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
September 30, 2019:
E*TRADE Securities(1)	$221	$1,348	$1,127
E*TRADE Futures	2	27	25
Total(2)	$223	$1,375	$1,152

December 31, 2018:
E*TRADE Securities	$209	$1,294	$1,085
E*TRADE Futures	1	26	25
International broker-dealer	—	18	18
Total	$210	$1,338	$1,128

(1)	E*TRADE Securities paid dividends of $660 million to the parent company during the nine months ended September 30, 2019.

(2)
The Company's international broker-dealer de-registered and entered into voluntary liquidation in May 2019. The international broker-dealer was not subject to minimum net capital requirements at September 30, 2019.

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

E*TRADE Q3 2019 10-Q | Page 94

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

	September 30, 2019					December 31, 2018
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,044	6.9%	$2,940	5.0%	$1,104	$4,097	6.6%	$3,101	5.0%	$996
Common Equity Tier 1	$3,355	31.4%	$695	6.5%	$2,660	$3,408	31.1%	$713	6.5%	$2,695
Tier 1 risk-based	$4,044	37.8%	$855	8.0%	$3,189	$4,097	37.3%	$877	8.0%	$3,220
Total risk-based	$4,079	38.2%	$1,069	10.0%	$3,010	$4,143	37.8%	$1,097	10.0%	$3,046
E*TRADE Bank(1)(2)
Tier 1 leverage	$3,404	7.4%	$2,292	5.0%	$1,112	$3,484	7.1%	$2,461	5.0%	$1,023
Common Equity Tier 1	$3,404	37.2%	$595	6.5%	$2,809	$3,484	34.9%	$650	6.5%	$2,834
Tier 1 risk-based	$3,404	37.2%	$732	8.0%	$2,672	$3,484	34.9%	$800	8.0%	$2,684
Total risk-based	$3,431	37.5%	$916	10.0%	$2,515	$3,521	35.2%	$999	10.0%	$2,522
E*TRADE Savings Bank(1)
Tier 1 leverage	$1,472	41.9%	$176	5.0%	$1,296	$1,456	26.6%	$273	5.0%	$1,183
Common Equity Tier 1	$1,472	213.0%	$45	6.5%	$1,427	$1,456	169.4%	$56	6.5%	$1,400
Tier 1 risk-based	$1,472	213.0%	$56	8.0%	$1,416	$1,456	169.4%	$69	8.0%	$1,387
Total risk-based	$1,472	213.0%	$69	10.0%	$1,403	$1,456	169.4%	$86	10.0%	$1,370

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

(2)	E*TRADE Bank paid dividends of $535 million to the parent company during the three months ended September 30, 2019.

E*TRADE Q3 2019 10-Q | Page 95

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

E*TRADE Q3 2019 10-Q | Page 96

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
The Company’s equity method, cost method and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $53 million in unfunded contingent investment commitments with respect to these investments at September 30, 2019.
At September 30, 2019, the Company had $15 million of certificates of deposit scheduled to mature in less than one year.
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

E*TRADE Q3 2019 10-Q | Page 97

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

(b)
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

E*TRADE Q3 2019 10-Q | Page 98

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below presents the timing and impact of our share repurchase program, if applicable, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended September 30, 2019 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of the Publicly Announced Programs(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(3)
July 1, 2019 - July 31, 2019	254,914	$49.09	254,100	$1,645
August 1, 2019 - August 31, 2019	6,499,445	$41.27	6,491,700	$1,377
September 1, 2019 - September 30, 2019	6,706,689	$43.06	6,641,082	$1,091
Total	13,461,048	$42.31	13,386,882

(1)	Includes 74,166 shares withheld to satisfy tax withholding obligations associated with vesting of share-based awards. The average price paid per share for shares withheld was $44.19.

(2)	Excludes commission paid, if any.

(3)
In October 2018, the Company announced that its Board of Directors authorized a $1 billion share repurchase program. The Company completed repurchases under this program in September 2019. In July 2019, the Company announced that its Board of Directors authorized a new $1.5 billion share repurchase program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

E*TRADE Q3 2019 10-Q | Page 99

ITEM 6.    EXHIBITS

Exhibit Number	Description

*10.1	Employment Agreement effective as of August 15, 2019 between the Company and Michael A. Pizzi.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

E*TRADE Q3 2019 10-Q | Page 100

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: October 31, 2019

E*TRADE Financial Corporation (Registrant)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Executive Officer
(Principal Executive Officer)

By	/S/ CHAD E. TURNER
Chad E. Turner
Chief Financial Officer
(Principal Financial Officer)

By	/S/ BRENT B. SIMONICH
Brent B. Simonich
Corporate Controller
(Principal Accounting Officer)

E*TRADE Q3 2019 10-Q | Page 101