Form 10-K
period 2019-12-31
E TRADE FINANCIAL CORP
filed 2020-02-19
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

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
671 N. Glebe Road, Arlington, Virginia 22203
(Address of principal executive offices and Zip Code)
(646) 521-4340
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No ☒
At June 30, 2019, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7.4 billion (based upon the closing price per share of the registrant's common stock as reported by the NASDAQ Global Select Market on that date). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates' status is not necessarily a conclusive determination for other purposes.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of February 14, 2020, there were 221,750,841 shares of common stock outstanding.
Documents Incorporated by Reference: Certain portions of the definitive Proxy Statement related to the Annual Meeting of Stockholders, to be filed hereafter (incorporated into Part III hereof).

E*TRADE FINANCIAL CORPORATION
FORM 10-K ANNUAL REPORT
For the Year Ended December 31, 2019

E*TRADE 2019 10-K | Page i

Unless otherwise indicated, references to "the Company," "we," "us," "our," "E*TRADE" and "E*TRADE Financial" mean E*TRADE Financial Corporation and its subsidiaries, and references to the parent company mean E*TRADE Financial Corporation but not its subsidiaries.
E*TRADE, E*TRADE Financial, E*TRADE Bank, E*TRADE Savings Bank, the Converging Arrows logo, Power E*TRADE, Equity Edge Online, Trust Company of America, now E*TRADE Advisor Services, E*TRADE Advisor Network, Liberty and Gradifi are trademarks or registered trademarks of E*TRADE Financial Corporation in the United States and in other countries. All other trademarks are the property of their respective owners.

E*TRADE 2019 10-K | Page ii

PART I

FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. These statements discuss, among other things:

•	our future plans, objectives, outlook, strategies, expectations and intentions relating to our business and future financial and operating results and the assumptions that underlie these matters

•	our capital plan initiatives

•	the timing and payment of dividends on our common and preferred stock

•	the payment of dividends from our subsidiaries to our parent company

•	the management of our legacy mortgage loan portfolio

•	our ability to comply with future changes to government regulations

•	our ability to maintain required regulatory capital ratios

•	continued repurchases of our common stock

•	our ability to meet upcoming debt obligations

•	the integration and related restructuring costs of past and any future acquisitions

•	the expected outcome of existing or new litigation

•	our ability to execute our business plans and manage risk

•	future sources of revenue, expense and liquidity

•	the ability of our technology solution for advisors and our referral program to attract and retain customers seeking specialized services and sophisticated advice

•	the expected impact of the adoption of the amended accounting and disclosure guidance governing the accounting for credit losses

•	the expected impact from and responses to the elimination of retail commissions for online US listed stock, exchange-traded funds (ETF), and options trades

•	any other statement that is not historical in nature
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

•
our ability to continue to compete effectively and respond to aggressive competition within our industry, such as through the elimination of retail commissions for online US listed stock, ETF and options trades

E*TRADE 2019 10-K | Page 1

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

E*TRADE 2019 10-K | Page 2

ITEM 1.    BUSINESS

OVERVIEW
Company Overview
E*TRADE is a financial services company that provides brokerage and related products and services for traders, investors, stock plan administrators and participants, and registered investment advisors (RIAs). We were incorporated in California in 1982, reincorporated in Delaware in July 1996 and had approximately 4,100 employees at December 31, 2019. Founded on the principle of innovation, we aim to enhance the financial independence of customers through a powerful digital offering that includes tools and educational materials, complemented by professional advice and support, catering to the complex and unique needs of customers to help meet their near- and long-term investing goals. We provide these services through our digital platforms and network of industry-licensed customer service representatives and financial consultants, over the phone, by email and online via two national financial centers, and in-person at 30 regional financial centers across the United States. We also operate federally chartered savings banks with the primary purpose of maximizing the value of deposits generated through our brokerage business.
We operate directly and through several subsidiaries, many of which are overseen by governmental and self-regulatory organizations (SROs). Substantially all of our revenues for the years ended December 31, 2019, 2018, and 2017 were derived from our operations in the United States. Our most important subsidiaries are described below:

•	E*TRADE Securities LLC (E*TRADE Securities) is a registered broker-dealer that clears and settles customer transactions

•
E*TRADE Bank is a federally chartered savings bank that provides Federal Deposit Insurance Corporation (FDIC) insurance on certain qualifying amounts of customer deposits and provides other banking and cash management capabilities

•
E*TRADE Savings Bank, a subsidiary of E*TRADE Bank, is a federally chartered savings bank that provides FDIC insurance on certain qualifying amounts of customer deposits and provides custody solutions for RIAs

•
E*TRADE Financial Corporate Services, Inc. (E*TRADE Financial Corporate Services) is a provider of software and services for managing equity compensation plans and student loan and financial wellness benefits to our corporate clients

•	E*TRADE Futures LLC (E*TRADE Futures) is a registered non-clearing Futures Commission Merchant (FCM) that provides retail futures transaction capabilities for our customers

•	E*TRADE Capital Management LLC (E*TRADE Capital Management) is an RIA that provides investment advisory services for our customers
Delivering a powerful digital offering for our customers is a core pillar of our business strategy and we believe our focus on being a digital leader in the financial services industry is a competitive advantage. We offer a broad range of products and services to customers through the following channels:

•	Retail: Our retail channel services individual brokerage and banking customers that utilize our web, mobile and/or active trading platforms to meet trading, investing and/or banking needs

•
Institutional: Our institutional channels include Corporate Services and Advisor Services. We provide stock plan, student loan and financial wellness solutions for public and private companies globally through our corporate services channel. We provide custody services to independent RIAs through our advisor services channel

E*TRADE 2019 10-K | Page 3

STRATEGY
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
Empower self-directed retail customers through a powerful digital offering and professional guidance
E*TRADE has three core digital offerings for the retail investor—trading, investing, and banking. We maintain a leading position among active and derivatives traders through the Power E*TRADE web-based platform and support model. We connect customers with a range of easy to use wealth management solutions. We are also advancing digital banking capabilities to complement our existing product set and increase engagement with customers and prospects.
Capitalize on symbiotic institutional channels to drive growth
E*TRADE's corporate services and advisor services channels are critical for growth. We aim to expand on our #1 position in stock plan administration through innovative digital solutions, complementary service offerings and expert support—driving growth in retail and institutional relationships. We plan to leverage the power of E*TRADE's brand, digital ethos, and our broad customer base to grow the advisor services channel. We also plan to connect retail customers and stock plan participants seeking higher touch services to top-tier advisors through our referral network—driving asset growth and retention.
Generate robust earnings growth and shareholder returns
We aim to deliver superior returns on customer assets by capturing the full value of our retail and institutional relationships and leveraging E*TRADE's highly scalable model to generate robust earnings growth and maximize shareholder returns.

E*TRADE 2019 10-K | Page 4

PRODUCTS AND SERVICES
Our hybrid delivery model is available through the following award-winning digital platforms which are complemented by professional advice and support.

Platforms for Retail Channel(1)	Platforms for Institutional Channel(1)
Web	Equity Edge Online(2)
Our easy to use site is the primary channel to interact with customers and prospects	Equity Edge Online is the #1 rated platform in the stock plan administration industry that offers automation and flexibility

Mobile(3)	Gradifi
Our industry leading mobile applications include integrations with leading artificial intelligence assistants	Gradifi is a secure, scalable, and streamlined platform that offers student loan and financial wellness benefits

Active Trading Platforms	Liberty
Active derivatives trading platforms include sophisticated trading tools, advanced portfolio and market tracking, and idea generation and analysis	Liberty is intuitive technology built for RIAs that simplifies the investment and management of client assets

Complemented by professional advice and support
Customer Service	Financial Consultants
Customer service is available 24/7 via phone, email or chat from industry licensed representatives. White glove service is available for our highest-tiered customers	Financial consultants are available by phone or at branches to provide one-on-one investing advice

Active Trader Services	Corporate Services
Active trader services includes specialized support for sophisticated customers with advanced knowledge and skill	Corporate services support includes personalized service on a global scale driven by dedicated relationship and service managers backed by comprehensive training and education

Advisor Services
Advisor services support includes dedicated relationship managers who act as a single point of contact for specialized support

(1)	In August 2019, E*TRADE was rated the #1 online broker in Kiplinger's 2019 Best Online Brokers review.

(2)	In September 2019, Equity Edge Online was rated #1 in Loyalty and Overall Satisfaction for the eighth consecutive year in the Group Five Stock Plan Administration Benchmark Study.

(3)
E*TRADE maintained its #1 ranking for its Mobile Trading, Options Trading, and Web-based Platform (Power E*TRADE) in Stockbrokers.com's 2020 review of Best Online Brokers for Stock Trading. We also finished Best in Class for research, education, active trading, futures trading, and IRA accounts.

E*TRADE 2019 10-K | Page 5

We deliver a broad range of products and services through our retail and institutional channels across the following five product areas: Trading, Investing, Banking and Cash Management Capabilities, Corporate Services and Advisor Services.
Trading
The Company delivers automated trade order placement and execution services, offering our customers a full range of investment vehicles, including US equities, ETFs, options, bonds, futures, American depositary receipts and non-proprietary mutual funds. We also offer margin accounts, enabling qualifying customers to borrow against their securities, supported by robust customer tools to analyze positions and understand collateral requirements. The Company also offers a fully paid lending program which allows customers to earn income on certain securities when they permit us to lend these securities.
The Company markets trading products and services to active traders and self-directed investors. Products and services are delivered through web, desktop and mobile platforms. Trading tools are supported by guidance, including options, futures and fixed income specialists available on-call for customers. Other tools and resources include independent research and analytics, live and on-demand education, market commentary, trading ideas, strategies, and screeners for major asset classes.
Investing
The Company endeavors to help investors build wealth and address their long-term investing needs through a suite of managed products, asset allocation models, and other services. These include our Core Portfolios, Blend Portfolios, Dedicated Portfolios, and Fixed Income Portfolios. The Company offers self-directed digital tools across web and mobile platforms, including mutual fund and ETF screeners, All-Star Lists, a collection of pre-built ETF or mutual fund portfolios based on time frame and risk tolerance, an assortment of planning and allocation tools, thematic investing opportunities, education and editorial content. Investors also have access to a wide selection of ETFs and mutual funds, including more than 2,300 ETFs and more than 4,600 no-load, no-transaction fee mutual funds.
The Company also offers guidance through a team of licensed financial consultants and Chartered Retirement Planning CounselorsSM at our 30 regional financial centers and through our two national financial centers by phone, email and online. Customers can also receive complimentary portfolio reviews and personalized investment recommendations.
Banking and Cash Management Capabilities
The Company's banking and cash management capabilities include deposit accounts insured by the FDIC, which are fully integrated into customer brokerage accounts. E*TRADE Bank's deposit account offerings include the Premium Savings Account, which provides a higher yield to savings account customers as compared to our other deposit products. Among other features, E*TRADE Bank's customers can transfer to and from accounts at E*TRADE and elsewhere for free and checking account customers have access to debit cards with ATM fee refunds, online and mobile bill pay, and mobile check deposits. We also offer the E*TRADE Line of Credit, a securities-based lending program, which allows customers to borrow against the market value of securities pledged as collateral.

E*TRADE 2019 10-K | Page 6

Corporate Services
Through our industry-leading platform, Equity Edge Online, the Company offers fully-automated employee stock plan and employee stock purchase plan administration, as well as comprehensive accounting, reporting and scenario modeling tools. The integrated stock plan solutions include multi-currency settlement and delivery, and streamlined tax calculation. Additionally, corporate clients are offered 10b5-1 plan design and implementation, along with SEC filing assistance and automated solutions. Participants have full access to E*TRADE's robust investing and trading capabilities, including tailored education and planning tools, and dedicated stock plan service representatives. Comprehensive financial wellness and student loan solutions have been introduced to complement our existing corporate services offering with the acquisition of Gradifi, Inc. (Gradifi) in December 2019. Refer to Note 2—Acquisitions and Restructuring for further detail.
Corporate Services is an important driver of account and asset growth, serving as a conduit to the retail channel. During the year ended December 31, 2019, there were approximately $100 billion of gross inflows into our corporate services channel, primarily driven by new corporate client implementations and new grants and employee stock purchase plan transactions. Over this same period, domestic stock plan participants generated $35 billion of net proceeds through transactions of vested assets. These participant proceeds represent a key source of net new assets for the retail customer channel.
Advisor Services
Through our proprietary technology platform, Liberty, the Company offers sophisticated modeling, rebalancing, reporting, and practice management capabilities that are fully customizable for the RIA. E*TRADE's financial consultants can refer retail customers to pre-qualified RIAs on our custody platform through our referral program, the E*TRADE Advisor Network, which is offered through our two national and 30 regional financial centers. We expect the E*TRADE Advisor Network will improve the Company's ability to drive asset growth and retain customers seeking specialized services and sophisticated advice.

E*TRADE 2019 10-K | Page 7

SALES AND CUSTOMER SERVICE
We believe providing superior sales and customer service is fundamental to our business. We strive to maintain a high standard of customer service by staffing our teams with professionals who are equipped to handle customer inquiries in a prompt and thorough manner. Our customer service representatives utilize technology solutions that enable our team to reduce the number of steps required to address customer needs. We also have specialized customer service programs that are tailored to the needs of various customer groups. We provide sales and customer support as follows:

Online
Our Online Service Center serves as a portal for customer requests, providing answers to frequently asked questions, a secure message portal, and live chat capabilities to engage directly with our customer service representatives. In addition, our Investor Education Center provides customers with access to a variety of live and on-demand educational content and courses.

Phone Our toll-free number connects customers to the appropriate department where an investment advisor or customer service representative can address the customer's needs.

Financial Centers
We have 30 financial centers located across the US where investors can get face-to-face support and guidance. Financial consultants are available on-site, over the phone and via email to help customers assess their asset allocations and develop plans to help them achieve their investment goals. Additionally, the E*TRADE Advisor Network, our RIA referral program, is operational at all financial centers.

COMPETITION
The online financial services industry continues to evolve and remains highly competitive. Our retail and institutional channels compete with full service and online brokerage firms, RIAs, finance technology start-ups, and retail and savings banks. Some of these competitors also provide online trading and banking services, investment advisor services, robo-advice capabilities, and a host of other financial products and services.
Competition in the financial services industry continues to intensify, particularly amid continued consolidation and pressures on pricing. The proliferation of emerging financial technology start-ups further evidences the continued shift to digital offerings. Our future success will depend upon our ability to continue providing compelling and easy to use products and solutions to our customers.
We also face competition in attracting and retaining qualified employees. Our ability to compete effectively in financial services will depend upon our ability to attract new employees, and to retain and motivate our existing employees while efficiently managing compensation-related costs.

E*TRADE 2019 10-K | Page 8

REGULATION
Our business is subject to regulation, primarily by US federal and state regulatory agencies and certain SROs, such as central banks and securities exchanges, that have been charged with the protection of the financial markets and the interests of those participating in those markets. We, along with other larger institutions, have been subject to a broad range of rules and regulations and a climate of heightened regulatory scrutiny, that resulted in part from the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) in 2010, which significantly changed the bank regulatory structure of our Company and federal savings bank subsidiaries.
In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA) was passed. The EGRRCPA amended provisions in the Dodd-Frank Act as well as other statutes administered by the Federal Reserve Board, the Office of the Comptroller of the Currency (OCC), and the FDIC (collectively, the “federal banking agencies”). On November 1, 2019, the Federal Reserve Board published a final rule that applies certain requirements to savings and loan holding companies with $100 billion or more in total consolidated assets. For the Company, this final rule formalized relief resulting from the passage of EGRRCPA from certain requirements including company-run stress testing requirements and the modified liquidity coverage ratio. The final rule established four categories of U.S. banking organizations that are determined based on risk-based indicators and tailored the application of certain enhanced prudential standards to those categories, with requirements generally applying beginning at the $100 billion consolidated asset threshold. While the Company currently does not surpass that threshold, it could in the future.
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
Our brokerage and banking entities are required by the Gramm-Leach-Bliley Act of 1999 and certain state laws, including the California Consumer Privacy Act (CCPA), to disclose their privacy policies and practices related to sharing customer information with affiliates and non-affiliates and to provide customers with the ability to "opt out" of sharing certain non-public information for certain purposes. Additionally, the CCPA requires us to provide California residents, whether or not they are customers, with the ability to make certain requests related to their personal information, including accessing and/or deleting their information, subject to statutory exceptions. The U.S. Congress also continues to consider various proposals for a comprehensive federal data privacy law, and we expect federal data privacy laws to continue to evolve. For additional information on the privacy and security of our customers' and employees' personal information and the potential impact to our business if we fail to protect such information or comply with relevant laws, rules, and regulations, refer to Item 1A. Risk Factors under the heading Risks Relating to the Regulation of Our Business. The Bank Secrecy Act, as amended by the USA PATRIOT ACT of 2001 (BSA/USA PATRIOT Act), applies to our brokerage and banking entities and requires financial institutions to develop anti-money laundering (AML) programs to assist in the prevention and detection of money laundering and combating terrorism. To comply with the BSA/USA PATRIOT Act, we have an AML department that is responsible for developing and implementing our enterprise-wide programs for compliance with the various AML and counter-terrorist financing laws and regulations. Our brokerage and banking entities are also subject to US sanctions laws administered by the Office of Foreign Assets Control and we have policies and procedures in place to comply with these laws. In providing certain retirement account types and services to such accounts, E*TRADE Securities, E*TRADE Capital Management, and E*TRADE Savings Bank are also subject to certain rules and regulations of the Department of Labor and the Internal Revenue Service. For

E*TRADE 2019 10-K | Page 9

additional regulatory information on our brokerage and banking regulations, see MD&A—Liquidity and Capital Resources and Note 18—Regulatory Requirements.
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
Our banking entities are regulated, supervised, and examined by the OCC, the Consumer Financial Protection Bureau (CFPB), and the FDIC. The Company and the banking entities are also subject to regulations and various requirements and restrictions under state and other federal laws. Such regulations cover all aspects of the banking business, including lending practices, safeguarding deposits, customer privacy and information security, capital structure, transactions with affiliates and conduct and qualifications of personnel, and provide the regulatory authorities broad discretion in connection with their supervisory, examination and enforcement activities and policies.
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
Basel III Capital Framework
The US Basel III framework for the calculation of a banking organization’s regulatory capital and risk-weighted assets became effective for us and for our federal savings bank subsidiaries on January 1, 2015. The US Basel III rules increased the quantity and quality of required regulatory capital, established a capital conservation buffer, and made changes to the calculation of risk-weighted assets. Failure to maintain the capital conservation buffer limits a banking organization's ability to make capital distributions and discretionary bonus payments to executive officers.
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
Resolution Planning
Current FDIC rules require insured depository institutions with total assets of $50 billion or more, based on the average of the four most recent quarters, to submit to the FDIC periodic plans providing for their resolution by the FDIC in the event of failure under the receivership and liquidation provisions of the Federal Deposit Insurance Act. While E*TRADE Bank crossed the applicable total assets threshold of $50 billion in 2019, neither E*TRADE Bank nor E*TRADE Savings Bank will, at this time, be required to submit a resolution plan to the FDIC due to interim FDIC actions. On April 16, 2019, the FDIC approved an advanced

E*TRADE 2019 10-K | Page 10

notice of proposed rulemaking seeking comment on potential changes to this rule (the "IDI Rule") including whether to change the asset threshold. On the same day, the FDIC also announced that its board of directors voted to delay submissions under the IDI Rule until the rulemaking process has been completed.
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
Home Owners' Loan Act
Under the Home Owners’ Loan Act, the OCC requires E*TRADE Bank and E*TRADE Savings Bank to comply with the qualified thrift lender (QTL) test. Under the QTL test, a federal savings bank is required to maintain at least 65% of its “portfolio assets” (defined as the savings bank’s total assets less the sum of: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct its business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities (MBS), credit card loans, student loans and small business loans) in at least nine months of the most recent 12-month period. E*TRADE Bank and E*TRADE Savings Bank currently meet that test. A savings bank that fails to meet the QTL test is subject to certain operating restrictions and may be required to convert to a national bank charter.
Brokerage Regulation and Capital Requirements
Our US broker-dealer, E*TRADE Securities, is registered with the SEC and is subject to regulation by the SEC and by SROs, such as the Financial Industry Regulatory Authority (FINRA) and the securities exchanges of which it is a member, as well as various state regulators. In addition, our FCM subsidiary, E*TRADE Futures, is registered with the Commodity Futures Trading Commission (CFTC) and is a member of the National Futures Association (NFA).
Brokerage regulation covers various aspects of brokerage activities, including segregated cash requirements and net capital. E*TRADE Securities carries security accounts for customers and maintains segregated cash and investments pursuant to Rule 15c3-3 under the Securities Exchange Act of 1934. E*TRADE Futures maintains cash deposits that have been segregated or secured for the benefit of futures clients pursuant to CFTC regulations governing FCMs. E*TRADE Securities is subject to the Uniform Net Capital Rule, Rule 15c3-1 under the Securities Exchange Act of 1934, which requires the maintenance of minimum net capital, and E*TRADE Futures is subject to CFTC net capital requirements. Brokerage regulation also covers other brokerage activities, including required books and records, safekeeping of funds and securities, trading, prohibited transactions, public offerings, margin lending, customer qualifications for margin and options transactions, registration of personnel and transactions with affiliates, conflicts, and securities and other investment related recommendations made to customers and prospects.

E*TRADE 2019 10-K | Page 11

Investment Adviser Regulation
E*TRADE Capital Management is registered with the SEC as an investment adviser and is subject to regulation as such by the SEC as well as various state regulators. Investment advisers registered with the SEC are subject to the Investment Advisers Act of 1940 (Advisers Act) and potentially state regulations (in addition to laws and regulations mentioned above in the Financial Services Regulation discussion). The Advisers Act, together with related regulations and interpretations of the SEC, impose numerous obligations and restrictions on investment advisers, including requirements relating to the safekeeping of client funds and securities, limitations on advertising, disclosure, reporting and recordkeeping obligations.

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
Services provided to retail customers, including trading, margin lending and sweep deposits, account for a significant portion of our revenues. Changes in business, economic or political conditions could cause a downturn in the global financial markets. Such a downturn could decrease the volume of customer transactions which may, in turn, result in lower trading-based revenue, fees and service charges, and a decrease in margin lending, which would reduce our interest income earned on margin receivables. Changes in business, economic or political conditions could also result in our customers reducing their cash allocations or transferring cash away from us, either of which could negatively impact the amount of sweep deposits our customers maintain with the Company and reduce net revenue.
We may be unsuccessful in managing the effects of changes in interest rates on our business.
Net interest income is our most significant source of revenue and our ability to manage interest rate risk could impact our financial condition. Our results of operations depend, in part, on our level of net interest income and our effective management of the impact of changing interest rates and varying asset and liability maturities. We use derivatives as hedging instruments to reduce the potential effects of changes in interest rates on our results of operations. However, the derivatives we utilize may not be effective at managing this risk and changes in market interest rates and the yield curve could reduce the value of our financial assets and reduce our net interest income.

E*TRADE 2019 10-K | Page 12

Net interest margin may fluctuate based on the size and mix of the balance sheet, as well as the impact of the interest rate environment. Rising interest rates and other market factors may cause the Company's funding costs to increase and the value of our debt securities to decrease. Increases in funding costs without offsetting increases in asset yields, especially when a flattened or inverted yield curve persists over a sustained period of time, may adversely affect our results of operations.
The manner in which interest rates are calculated could also impact net interest income. For example, recent reforms, when effective after 2021, may cause the London Interbank Offered Rate (LIBOR) to perform differently than in the past, or be replaced as a benchmark. Although it is not possible to predict the effects of the reform, it could result in, among other things, a reduction in the interest payments we receive, reductions in the value of securities with floating interest rates that we hold, and an increase in the dividend payments on our preferred stock and in the interest payments on certain of our borrowings.
We rely heavily on technology, which can be subject to interruption and instability due to operational and technological failures, both internal and external.
We rely on technology, particularly the internet and mobile services, to conduct much of our business activity and allow our customers to conduct financial transactions. Our systems and operations, including our primary and disaster recovery data center operations, as well as those of the third parties on whom we rely to conduct certain key functions, are vulnerable to disruptions from natural disasters, power outages, computer and telecommunications failures, software bugs, cyber attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, ransomware, security breaches, credential stuffing, technological failure, human error, terrorism and other similar events. In addition, extraordinary trading volumes or site usage could cause our computer systems to operate at an unacceptably slow speed or even fail. Disruptions to, destruction of, instability of or other failure to effectively maintain our information technology systems or external technology that allows our customers to use our products and services could harm our business and our reputation.
Should our technology operations be disrupted, we may have to make significant investments to upgrade, repair or replace our technology infrastructure and may not be able to make such investments on a timely basis. While we have made significant investments designed to enhance the reliability and scalability of our operations, we cannot assure that we will be able to maintain, expand and upgrade our systems and infrastructure to meet future requirements and mitigate future risks on a timely basis. Disruptions in service and slower system response times could interrupt our business and result in substantial losses, decreased customer service and satisfaction, customer attrition, fines, litigation, and harm to our reputation. Our insurance coverage may be insufficient to protect us against all losses and costs stemming from operational and technological failures and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, financial condition and results of operations.
We rely on third parties to perform certain key functions, and their failure to perform those functions could result in the interruption of our operations and systems and could result in significant costs and reputational damage to us.
We rely on third-party service providers for certain technology, security, processing, servicing and support functions. These providers are susceptible to operational, technological and security vulnerabilities, including security breaches, which may impact our business. In addition, these third-party service providers may rely on other parties (sub-contractors) to provide services to us that face similar risks. For example, third-party service providers provide us with certain transaction processing and customer-facing support services, as well as financial information, market news, quotes, research reports and other fundamental data that we offer to customers.

E*TRADE 2019 10-K | Page 13

We have third party oversight capabilities, including processes to evaluate third-party providers, designed to verify that the third-party service providers can support the functionality, security and stability of our operations and systems. However, these processes may be insufficient and we cannot assure that we will not experience an operational, technological or security failure as a result of a third-party service provider. Any significant failure by or of our third-party service providers or their sub-contractors that result in an interruption in service, unauthorized access, misuse, loss or destruction of data or other similar occurrences, including failures as a result of natural disasters, power outages, computer and telecommunications failures, software bugs, acts of vandalism, actual or perceived cyber attacks, computer viruses, malware, distributed denial of service attacks, spam attacks, phishing or other social engineering, or ransomware could interrupt our business, cause us to incur losses, result in decreased customer service and satisfaction and increased customer attrition, subject us to fines or litigation and harm our reputation. An interruption in or the cessation of service by any third-party service provider and our inability to make alternative arrangements in a timely manner could have a material impact on our ability to offer certain products and services and cause us to incur losses and could lead to a general loss of customer confidence. We cannot assure that any of these third-party service providers or their sub-contractors will be able to continue to provide their products and services in an efficient, reliable, secure, legally compliant or cost effective manner, if at all, or that they will be able to adequately expand their services to meet our needs and those of our customers, if necessary. Although we may have contractual protections with our third-party service providers, any actual or perceived security breach could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach. Any contractual protections we may have from our third-party service providers may not be sufficient to adequately protect us from any such liabilities and losses, and we may be unable to enforce any such contractual protections.
We expect that our regulators will hold us responsible for any deficiencies in our oversight and control of our third-party relationships and for the performance of such third parties. If there were deficiencies in the oversight and control of our third-party relationships, and if our regulators held us responsible for those deficiencies, our business, reputation, and results of operations could be adversely affected.
Unauthorized disclosure, use, modification or misappropriation of our data may subject us to significant liability and reputational harm as well as reduced revenues and increased costs.
As part of our business, we are required to collect, transmit, store and otherwise process sensitive and confidential customer and employee data, including personally identifiable information and similar information as defined by applicable federal, state, and international laws and regulations (collectively "Personal Information"), third-party data, and our proprietary and confidential information, including intellectual property and trade secrets. We maintain, and we contractually require our third-party service providers who have access to Personal Information to maintain, systems and procedures designed to securely collect, transmit, store and otherwise process sensitive and confidential information (including Personal Information) and to protect against unauthorized access to and disclosure of such information. However, risks associated with the collection, transmission, storage and other processing of sensitive and confidential data have grown in recent years due to increasing use of the internet and mobile technologies, and the increasing sophistication and activities of organized crime, hackers, terrorists, nation-states, and other external parties. Like other financial services firms, we experience malicious cyber activity directed at our computer systems, software, networks, and users, including phishing attacks and other forms of social engineering and credential stuffing, attempted unauthorized access, acts of vandalism, computer viruses, malware, ransomware, security breaches, spam attacks, and other cyber attacks. Furthermore, parties may attempt to fraudulently induce employees, customers, clients, third parties or other users of our systems to disclose sensitive or confidential information in order to gain access to our data or that of our customers. Security and privacy threats could derive from third parties, malicious employees or insiders, human error, or technological failures. In 2013, we, and other financial institutions, experienced a cyber incident that resulted in certain customer contact information being compromised and potentially accessed by unauthorized third parties. As of the date of this Annual Report, we are unaware of any financial fraud or

E*TRADE 2019 10-K | Page 14

other misuse of customer data resulting from this incident. We are cooperating with government agencies in connection with their investigation.
We have continued to invest in security measures, but, despite these investments, we, our customers and our third-party service providers may be unable to anticipate, detect or implement effective preventative measures against cyber attacks or security or privacy breaches, which could result in theft, unauthorized access, acquisition, use disclosure, modification, misuse, loss or destruction of systems or data, interruptions in service, impacts on financial data reporting, theft of intellectual property, or other similar events. We may be required to expend significant capital and other resources to protect against any potential security breaches or failures and their consequences.
An actual or perceived breach of the security of our technology or media (whether social or traditional media), the reporting or announcement of such an event, or reports of perceived security vulnerabilities of our systems or the systems of our third-party service providers, whether accurate or not, or our failure or perceived failure to respond or remediate an event or make adequate or timely disclosures to the public or law enforcement agencies following any such event could severely damage our reputation, expose us to the risk of litigation and liability, result in regulatory actions from state or federal governmental authorities and significant fines, orders and sanctions, disrupt our operations, increase our costs with respect to investigations and remediations, reduce our revenues as a result of the theft of intellectual property, distract our management and otherwise have a materially adverse effect on our business. Additionally, if securities analysts or investor perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. Further, any actual or perceived security breach or cyber attack directed at other financial institutions or financial services companies, whether or not we are impacted, could lead to a general loss of customer confidence in the use of technology to conduct financial transactions, which could negatively impact us, including the market perception of the effectiveness of our security measures and technology infrastructure. The occurrence of any of these events may have a material adverse effect on our business or results of operations.
A security breach could occur and persist for an extended period of time without detection. We expect that any investigation of a security breach could take a substantial amount of time, and during such time we may not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which could further increase the costs and consequences of such a breach. Further, detecting and remediating such incidents may require specialized expertise and there can be no assurance that we will be able to retain or hire individuals who possess, or otherwise internally develop, such expertise. Our remediation efforts therefore may not be successful. The inability to implement, maintain, and upgrade adequate safeguards could have a material and adverse impact on our business, financial condition and results of operations. Moreover, there could be public announcements regarding any data security-related incidents and any steps we take to respond to or remediate such incidents. Consumers are generally concerned with security and privacy of the internet, and any publicized security problems affecting our businesses or those of third parties with whom we are affiliated or otherwise conduct business may discourage consumers from doing business with us, which could have a material and adverse effect on our business, financial condition and results of operations.
If any person, including any of our employees, contractors or other agents, negligently disregards or intentionally breaches our established controls with respect to client, employee or third-party data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
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

E*TRADE 2019 10-K | Page 15

customers’ own personal systems. Such reimbursements may not be covered by applicable insurance and could have a material impact on our financial performance and results of operations.
Although we maintain insurance coverage that we believe is reasonable, prudent and adequate for the purpose of our business, it may be insufficient to protect us against all losses and costs stemming from security breaches, cyber attacks and other types of unlawful activity, or any resulting disruptions from such events. We cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, financial condition and results of operations.
We conduct all of our operations through subsidiaries and rely on dividends from our subsidiaries for a substantial amount of our cash flows.
We depend on dividends, distributions and other payments from our subsidiaries to fund payments on our obligations, including our debt obligations, payments of cash dividends to holders of our preferred stock, as well as capital returns to holders of our common stock. Regulatory and other legal restrictions may limit our ability to transfer funds to or from certain subsidiaries, including E*TRADE Securities, E*TRADE Bank, and E*TRADE Savings Bank. In addition, many of our subsidiaries are subject to laws and regulations that authorize regulatory bodies to block or reduce the flow of funds to us, or that prohibit such transfers altogether in certain circumstances. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations, including our debt obligations, and otherwise conduct our business by, among other things, reducing our liquidity in the form of corporate cash. In addition to negatively affecting our business, a significant decrease in our liquidity could also reduce client confidence in E*TRADE.
Under applicable rules, a dividend in excess of 10% of a member firm’s excess net capital may not be paid without FINRA’s prior written approval. Compliance with these rules may impede our ability to receive dividends from E*TRADE Securities. Additionally, a savings bank that is part of a savings and loan holding company structure, such as E*TRADE Bank and E*TRADE Savings Bank, must file a notice of a declaration of a dividend with the Federal Reserve at least 30 days before the proposed dividend declaration by the bank’s board of directors. OCC regulations set forth the circumstances under which a federal savings bank is required to submit an application or notice before it may make a dividend or capital distribution. See Business—Regulation for additional information.
As of December 31, 2019, much of our capital was invested in our banking subsidiary, E*TRADE Bank. The Federal Reserve and/or OCC may object to a proposed dividend or capital distribution if, among other things, E*TRADE Bank is, or as a result of such dividend or distribution would be, undercapitalized or it has safety and soundness concerns. We cannot be certain, however, that we will receive regulatory approval for such contemplated dividends at the requested levels or at all.
We operate in a highly competitive industry where many of our competitors have greater resources and may have product suites that may appeal to our current or potential customers.
The financial services industry is highly competitive, with multiple industry participants competing for the same customers. Many of our competitors have longer operating histories and greater resources than we have and offer a wider range of financial products and services. The impact of competitors with superior name recognition, greater market acceptance, larger customer bases or stronger capital positions could adversely affect our revenue growth and customer retention. Our competitors may also be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can, especially larger competitors that may benefit from more diversified product and

E*TRADE 2019 10-K | Page 16

customer bases. Competitors may conduct extensive promotional activities, offering better terms, lower prices, pay higher interest rates on deposits, or offer different products and services that could attract current and prospective E*TRADE customers and potentially result in intensified price competition within the industry. We continue to experience aggressive price competition in the industry, including the elimination of retail commissions for online US listed stock, ETFs, and options trades, reduced options contract charges and various free trade offers. We may not be able to match the marketing efforts or prices of our competitors. Some of our competitors may also benefit from established relationships among themselves or with third parties that enhance their products and services and from consolidation with other competitors.
In addition, we compete in a technology-intensive industry characterized by rapid innovation. Some of our competitors, including new and emerging competitors, are not subject to the same regulatory requirements or scrutiny to which we are subject, which could place us at a competitive disadvantage, in particular in the development of new technology platforms or the ability to rapidly innovate. We may be unable to effectively use new technologies, adapt our services to emerging industry standards or develop, introduce and market enhanced or new products and services. If we are not able to update or adapt our products and services to take advantage of the latest technologies and standards, or are otherwise unable to tailor the delivery of our services to the latest personal and mobile computing devices preferred by our retail customers, our business and financial performance could suffer.
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
Our business could be adversely affected due to risks related to our mergers and acquisitions and the subsequent business integrations.
We consider opportunistic acquisitions to grow our existing business, add new technologies, or expand distribution. We cannot be certain that we will be able to identify, consummate and successfully integrate businesses or acquired assets, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. Transactions that we consummate would involve risks and uncertainties to us, including mispricing the inherent value of an acquired entity, as well as potential difficulties integrating people, systems and customers and realizing synergies.

E*TRADE 2019 10-K | Page 17

We completed the acquisition of Gradifi in the fourth quarter of 2019, the acquisition of retail brokerage accounts from Capital One Financial Corporation (Capital One) in the fourth quarter of 2018, and the acquisition of Trust Company of America (TCA) in the second quarter of 2018. The acquisitions subject us to a number of risks, uncertainties, and potential costs. The risks associated with these transactions and any future transactions include:

•
We may experience significant attrition in the acquired customers, accounts and assets under custody, and our retention of the accounts and assets may be impacted by our ability to successfully integrate the acquired operations, products and personnel

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
Any future transactions could involve these and additional risks. Our ability to pursue additional strategic transactions may also be limited by our corporate debt, including our senior unsecured revolving credit facility, and dividend payments on our common stock and preferred stock. Future acquisitions may also be funded through the issuance of additional debt or preferred stock.
Any of these risks, whether with respect to the current or any future transactions, could have a material adverse effect on our business and results of operations.
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

E*TRADE 2019 10-K | Page 18

Providing investment advice and recommendations subjects us to additional risks.
We provide investment advice and recommendations to investors to aid them in their decision making. We also provide a variety of investment education and tools to our clients that we do not consider investment advice or an investment recommendation, including web-based educational seminars for new customers, introductions to the equities and options markets, and retirement planning tools. Investment recommendations and suggestions are based on publicly available documents and communications with investors regarding investment preferences and risk tolerances. Publicly available documents may be inaccurate and misleading, resulting in recommendations or transactions that are inconsistent with investors’ intended results. In addition, our Financial Consultants’ recommendations may not fulfill regulatory requirements as a result of their failing to collect sufficient information about a customer or failing to understand the customer’s needs or risk tolerances. Risks associated with providing investment advice and recommendations also include those arising from how we disclose and address possible conflicts of interest, inadequate due diligence, inadequate disclosure, human error and fraud. New regulations, such as the SEC's Regulation Best Interest, will impose heightened conduct standards and requirements when we provide recommendations to retail investors. In addition, various states are considering potential regulations that could impose additional standards of conduct or other obligations on us when we provide investment advice or recommendations to retail investors and possibly to all of our clients. To the extent that we fail to satisfy regulatory requirements, fail to know our customers, improperly advise our customers, or risks associated with advisory services otherwise materialize, we could be found liable for losses suffered by such customers, or could be subject to regulatory fines, and civil penalties, any of which could harm our reputation and business.
We may suffer losses due to credit risk associated with margin lending, securities lending transactions, our investment and mortgage loan portfolios or other financial transactions.
We permit certain customers to purchase securities on margin and borrow against their securities holdings. A downturn in securities markets may impact the value of collateral held in connection with margin receivables and assets pledged for securities-based lending and may reduce its value below the amount borrowed, potentially creating collections issues if deficiencies are not remediated timely. In addition, we frequently borrow securities from and lend securities to other broker-dealers. Under regulatory guidelines, when we borrow or lend securities, we must simultaneously disburse or receive cash deposits. A sharp change in security market values may result in losses if counterparties to the borrowing and lending transactions default on their obligations. Even without defaults, the value of debt securities may be negatively affected by the credit deterioration of a security's issuer. We also engage in financial transactions with counterparties, including repurchase agreements and hedging transactions, that expose us to credit losses in the event counterparties cannot meet their obligations.
Our mortgage loan portfolio represents our most significant credit risk exposure. At December 31, 2019, the principal balance of our one-to four-family loan portfolio was $803 million with an allowance for loan losses of $6 million. The principal balance of our home equity loan portfolio was $635 million with an allowance for loan losses of $11 million. Certain characteristics of our mortgage loan portfolio indicate an additional risk of loss, including lien position and geographical concentration. Actual loan defaults and delinquencies that exceed our current expectations could negatively impact our financial performance. In the normal course of conducting examinations, our banking regulators, the OCC and Federal Reserve, continue to review our policies and procedures. This process is dynamic and ongoing and we cannot be certain that additional changes or actions to our policies and procedures will not result from their continuing review. Due to the complexity and judgment required by management regarding the effect of matters that are inherently uncertain, there can be no assurance that our allowance for loan losses will be adequate. See MD&A—Risk Management for additional information.

E*TRADE 2019 10-K | Page 19

We face competition in hiring and retaining qualified employees.
The market for qualified personnel in the financial services industry, particularly skilled information technology personnel, is highly competitive. At various times, different functions and roles are in especially high demand in the market, compelling us to pay more to attract talent. Our ability to continue to compete effectively will depend upon our ability to attract new employees and retain existing employees while managing compensation costs.
Our corporate debt may restrict how we conduct our business and failure to comply with the terms of our corporate debt could adversely affect our financial condition and results of operations.
As of December 31, 2019, we have $1.4 billion of corporate debt and have the capacity to incur $300 million in additional indebtedness under our senior unsecured revolving credit facility, subject to certain covenant requirements. Our expected annual debt service interest payment is approximately $52 million. The degree to which we are leveraged could have important consequences, including:

•	A portion of our cash flow from operations is dedicated to the payment of interest on our indebtedness, thereby reducing the funds available for other purposes

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions and other corporate needs may be limited

•	Our ability to adjust rapidly to changing market conditions, making us more vulnerable in the event of a downturn in general economic conditions or our business
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

E*TRADE 2019 10-K | Page 20

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
The financial services industry is subject to extensive regulation. Our brokerage and investment adviser subsidiaries must comply with many laws and rules, including rules relating to the provision of investment advice, sales practices and the suitability of recommendations to customers, possession and control of customer funds and securities, margin lending, execution and settlement of transactions and AML. E*TRADE Financial Corporation, as a savings and loan holding company, and E*TRADE Bank and E*TRADE Savings Bank, as federally chartered savings banks, are subject to extensive regulation, supervision and examination by the OCC, the Federal Reserve and the CFPB, and, in the case of E*TRADE Bank and E*TRADE Savings Bank, the FDIC. Such regulation and supervision covers all aspects of the banking business, including lending practices, safeguarding deposits, capital structure, recordkeeping, transactions with affiliates and conduct and qualifications of personnel.
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
New or amended legislation or regulations, rule changes or changes in the interpretation or enforcement of existing laws, rules and regulations and new or amended guidance and supervisory practices could increase our compliance costs and adversely affect our business and results of operations. For example, LIBOR is used in many of our systems and significant work may be required to transition to new benchmark rates following the expected phase-out of LIBOR. This may impact our existing financial models, transaction data, products, systems, operations and pricing processes. For further information on how ongoing regulatory reform could affect us, see Business—Regulation.
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

E*TRADE 2019 10-K | Page 21

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
We are required to file periodic reports with the Federal Reserve and are subject to examination and supervision by it. The Federal Reserve also has certain types of enforcement powers over us, including the ability to issue cease-and-desist orders, force divestiture of our savings bank subsidiaries and impose civil and monetary penalties for violations of federal banking laws and regulations or for unsafe or unsound banking practices. The Federal Reserve has issued regulation and guidance that generally aligns the supervisory and regulatory standards of savings and loan holding companies more closely with the standards applicable to bank holding companies. Our savings bank subsidiaries are also subject to reporting, examination, supervision and enforcement oversight by the OCC. For all insured depository institutions, including savings banks with total consolidated assets over $10 billion, such as E*TRADE Bank, as well as their affiliates, the CFPB has exclusive rulemaking and examination, and primary enforcement authority, under federal consumer financial laws and regulations. In addition, states may adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB.
The EGRRCPA, enacted in 2018, relieved the Company of certain regulatory burdens to which it had become subject as a result of surpassing $50 billion in total consolidated assets on a four-quarter average basis in 2017. In addition, the Federal Reserve Board finalized a rulemaking in November 2019 that applies certain requirements to savings and loan holding companies with $100 billion or more in total consolidated assets. While the Company currently does not surpass that threshold, it could in the future. We anticipate that regulators will continue to intensify their supervision through the exam process and increase their enforcement of regulations across the industry. The regulators' heightened expectations and intense supervision may increase our costs and limit our ability to pursue certain business opportunities.

E*TRADE 2019 10-K | Page 22

If we do not maintain the capital and liquidity levels required by regulators, we may be fined or subject to other disciplinary or corrective actions.
The SEC, FINRA, the OCC, the CFTC, the Federal Reserve and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and regulatory capital by banks.
Failure to maintain the required net capital by our securities broker-dealer or FCM could result in suspension or revocation of registration by the SEC or suspension or expulsion by FINRA, the CFTC or the NFA, as applicable, and could ultimately lead to these entities' liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require an intensive use of capital could be limited. Such operations may include investing activities, marketing and the financing of customer account balances. Also, our ability to withdraw capital from brokerage subsidiaries could be restricted.
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

E*TRADE 2019 10-K | Page 23

As a savings and loan holding company, we are subject to activity limitations and requirements that could restrict our ability to engage in certain activities and take advantage of certain business opportunities.
Under applicable law, our banking activities are restricted to those that are financial in nature or specifically authorized by law, such as certain real estate-related activities. Although we believe all of our existing activities and investments are permissible, we are unable to pursue future activities that are not financial in nature or otherwise authorized. We are also limited in our ability to invest in other savings and loan holding companies. Various other laws and regulations require savings and loan holding companies such as the Company, as well as our savings bank subsidiaries, to be both "well capitalized" and "well managed" in order for us to conduct certain financial activities, such as securities underwriting. We believe that we will be able to continue to engage in all of our current financial activities. However, if we and our savings bank subsidiaries are unable to satisfy the "well capitalized" and "well managed" requirements, we could be subject to activity restrictions that could prevent us from engaging in certain activities as well as other negative regulatory actions.
In addition, E*TRADE Bank and E*TRADE Savings Bank are currently subject to extensive regulation of their activities and investments, capitalization, community reinvestment, risk management policies and procedures and relationships with affiliated companies. Acquisitions of, and mergers with, other financial institutions, purchases of deposits and loan portfolios, the establishment of new depository institution subsidiaries and the commencement of certain new activities by these subsidiaries require the prior approval of the OCC and the Federal Reserve, and in some cases the FDIC, any of which may deny approval or condition their approval on the imposition of limitations on the scope of our planned activity. Also, these regulations and conditions could affect our ability to realize synergies from future acquisitions, negatively affect us following an acquisition and also delay or prevent the development, introduction and marketing of new products and services.
Our collection, use, storage, disclosure, transfer and other processing of personal information could give rise to significant costs and liabilities, including as a result of governmental regulation, conflicting legal requirements or differing views of personal privacy rights, which may have a material and adverse impact on our business, financial condition and results of operations.
In providing services to customers, we manage, use, store, disclose, transfer and otherwise process a large volume of consumer and customer data, including Personal Information and other sensitive information. We are subject to numerous data protection laws and regulations, such as US federal and state laws and foreign regulations governing the protection of Personal Information and other consumer and customer data, including, but not limited to, the federal Gramm-Leach-Bliley Act and the CCPA. These laws and regulations have increased in complexity and number, change frequently and can conflict with one another. In certain cases, they provide a private right of action, which may increase the likelihood of, and risks associated with, data breach litigation. As we seek to expand our business, we are, and may increasingly become, subject to various laws, regulations and standards, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. In many cases, these laws and regulations apply not only to third-party transactions, but also to transfers of information between or among us, our affiliates and other parties with whom we conduct business. These laws, regulations and standards may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material and adverse impact on our business, financial condition and results of operations. For example, the interpretation and application of the extraterritorial application of certain foreign regulations, including the General Data Protection Regulation, is unclear at this time. The regulatory framework for data privacy and security worldwide is continuously evolving and developing and, as a result, interpretation and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future.
Many statutory requirements, both in the United States and abroad, include obligations for companies to notify individuals of security breaches involving certain personal information, which could result from

E*TRADE 2019 10-K | Page 24

breaches experienced by us or our third-party service providers. For example, laws in all 50 U.S. states and the District of Columbia require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify consumers or other counterparties of a security breach.
We expect that there will continue to be new proposed laws and regulations concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. New laws, amendments to or re-interpretations of existing laws, regulations, standards and other obligations may require us to incur additional costs and restrict our business operations. Because the interpretation and application of laws, regulations, standards and other obligations relating to data privacy and security are still uncertain, it is possible that the scope and requirements of these laws may be interpreted and applied broadly by various jurisdictions, and in a manner that is inconsistent with our understanding and practices and with other legal requirements. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, public censure, other claims and penalties, and significant costs for remediation and damage to our reputation, we could be materially and adversely affected if legislation or regulations are expanded to require changes in our data processing practices and policies or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively impact our business, financial condition and results of operations. We may be unable to make such changes and modifications in a commercially reasonable manner, or at all. Any inability to adequately address data privacy or security-related concerns, even if unfounded, or to comply with applicable laws, regulations, standards and other obligations relating to data privacy and security, could result in additional cost and liability to us, harm our reputation and brand, damage our relationships with consumers and have a material and adverse impact on our business, financial condition and results of operations.
We make public statements about our use and disclosure of personal information through our privacy policies, information provided on our website and press statements. Although we endeavor to comply with our public statements and documentation, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other statements that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Moreover, from time to time, concerns may be expressed about whether our products and services compromise the privacy of consumers and others. Any concerns about our data privacy and security practices, even if unfounded, could damage the reputation of our businesses, discourage potential users from our products and services and have a material and adverse impact on our business, financial condition and results of operations.
Any failure or perceived failure by us or our third-party service providers to comply with our posted privacy policies or with any applicable federal, state or similar foreign laws, regulations, standards, certifications or orders relating to data privacy, security or consumer protection, or any compromise of security that results in the theft, unauthorized access, acquisition, use, disclosure, or misappropriation of personal information or other user data, could result in fines or proceedings or litigation by governmental agencies or consumers, including class action privacy litigation in certain jurisdictions, which would subject us to significant awards, penalties or judgments, one or all of which could materially and adversely affect our business, financial condition and results of operations. In addition, if our practices are not consistent, or viewed as not consistent, with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may also become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, or severe criminal or civil sanctions, all of which may affect our financial condition, operating results and our reputation.

E*TRADE 2019 10-K | Page 25

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

In the fourth quarter of 2018 we announced the declaration of a quarterly dividend on shares of our common stock and have continued to declare such dividends quarterly during 2019. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend upon a number of factors that the board of directors deems relevant, including future earnings, the success of our business activities, capital requirements, the general financial condition and future prospects of our business and general business conditions. If we are unable to generate sufficient earnings and cash flows from our business, we may not be able to pay dividends on our common stock; however, even with sufficient earnings and cash flows from our business, our board of directors may exercise its discretion by not declaring a dividend on our common stock. In addition, our ability to pay dividends on our common stock is subject to statutory and regulatory limitations. As noted above, we depend on dividends from our subsidiaries to fund payments of cash dividends to holders of our common stock and such subsidiaries may not pay dividends without the non-objection, or in certain cases the approval, of their regulators.

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

E*TRADE 2019 10-K | Page 26

The market price of our common stock may continue to be volatile.
The market price of our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations. Among the factors that may affect our stock price are the following:

•
Speculation in the investment community or the press about, or actual changes in, our competitive position, organizational structure, executive team, operations, financial condition, financial reporting and results, ability to maximize shareholder returns or plans to engage in strategic transactions by us or others in the financial services industry

•	The announcement of mergers, acquisitions, dispositions or new products or services by us or others in the financial services industry

•	Increases or decreases in revenues or earnings, changes in earnings estimates by the investment community, and variations between estimated financial results and actual financial results

•	The pricing structure for products and services offered to customers by us or our competitors
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
Certain provisions of our certificate of incorporation and bylaws may discourage, delay or prevent a third party from acquiring control of us in a merger, acquisition or similar transaction that a stockholder may consider favorable. Such provisions include:

•	Authorization for the issuance of "blank check" preferred stock

•	The prohibition of cumulative voting in the election of directors

•	A super-majority voting requirement to effect business combinations and certain amendments to our certificate of incorporation and bylaws

•	Limits on the persons who may call special meetings of stockholders

•	The prohibition of stockholder action by written consent

•	Advance notice requirements for nominations to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings
In addition, certain provisions of our stock incentive plans, management retention and employment agreements, including severance payments and stock option acceleration, our senior unsecured revolving credit facility, certain provisions of Delaware law and certain provisions of the indentures governing certain series of our debt securities that would require us to offer to purchase such securities at a premium in the event of certain changes in our ownership may also discourage, delay or prevent someone from acquiring or merging with us, which could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

E*TRADE 2019 10-K | Page 27

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
A summary of our significant locations at December 31, 2019 is shown in the following table. Square footage amounts are net of space that has been sublet or space that is part of a facility restructuring.

Location	Approximate Square Footage
Alpharetta, Georgia	236,000
Jersey City, New Jersey	132,000
Arlington, Virginia	101,000
Menlo Park, California	91,000
Sandy, Utah	85,000
Denver, Colorado	58,000
Chicago, Illinois	46,000
The Company exited its New York headquarters during the three months ended December 31, 2019 and consolidated related operations at its Jersey City, New Jersey location. Refer to Note 2—Acquisitions and Restructuring and Note 19—Lease Arrangements for additional information.
All facilities are leased at December 31, 2019. All other leased facilities with space of less than 25,000 square feet are not listed by location. In addition to the significant facilities above, we also lease all 30 regional financial centers, ranging in space from approximately 2,500 to 8,000 square feet.
ITEM 3.    LEGAL PROCEEDINGS
Information in response to this item can be found under the heading Litigation Matters in Note 20—Commitments, Contingencies and Other Regulatory Matters in this Annual Report and is incorporated by reference into this item.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

E*TRADE 2019 10-K | Page 28

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the NASDAQ Stock Market under the ticker symbol ETFC. The closing sale price of our common stock as reported on the NASDAQ on February 14, 2020 was $44.19 per share. At that date, there were 574 holders of record of our common stock.
Common Stock Dividends
In October 2018, our board of directors declared our first quarterly cash dividend of $0.14 per share on our outstanding shares of common stock. The Company declared quarterly dividends at the rate of $0.14 per share on its outstanding shares of common stock during the year ended December 31, 2019 and expects to continue to be able to declare dividends at such a rate in the future. Refer to MD&A—Liquidity and Capital Resources and Note 15—Shareholders' Equity for additional information.
Issuer Purchases of Equity Securities
The table below shows the timing and impact of our share repurchase programs, and the shares withheld from employees to satisfy tax withholding obligations during the three months ended December 31, 2019 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of the Publicly Announced Programs(3)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(3)
October 1, 2019 - October 31, 2019	1,405,492	$41.25	1,405,492	$1,033
November 1, 2019 - November 30, 2019	2,785,795	$42.61	2,781,601	$914
December 1, 2019 - December 31, 2019	2,695	$46.31	—	$914
Total	4,193,982	$42.15	4,187,093

(1)	Includes 6,889 shares withheld to satisfy tax withholding obligations associated with vesting of share-based awards. The average price paid per share for shares withheld was $45.66.

(2)	Excludes commission paid, if any.

(3)
On October 18, 2018, the Company announced a $1 billion share repurchase program and the Company completed repurchases under this program in September 2019. On July 18, 2019, the Company announced a new $1.5 billion share repurchase program that the Company is currently operating under.

E*TRADE 2019 10-K | Page 29

Performance Graph
The following performance graph shows the cumulative total return to a holder of our common stock, assuming dividend reinvestment, compared with the cumulative total return, assuming dividend reinvestment, of the S&P 500 Index and the Dow Jones US Financials Index during the period from December 31, 2014 through December 31, 2019.

	12/14	12/15	12/16	12/17	12/18	12/19
E*TRADE Financial Corporation	100.00	122.20	142.86	204.37	181.44	189.95
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
Dow Jones US Financials Index	100.00	100.09	117.45	140.97	128.32	170.10

E*TRADE 2019 10-K | Page 30

ITEM 6.    SELECTED FINANCIAL DATA
The selected consolidated financial data should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data. As of or for the years ended December 31, dollars in millions except per share amounts, shares in thousands:

	Year Ended December 31,					Variance
Results of Operations:	2019	2018	2017	2016	2015	2019 vs. 2018
Net interest income	$1,852	$1,846	$1,485	$1,148	$1,021	—%
Total net revenue	$2,886	$2,873	$2,366	$1,941	$1,370	—%
Provision (benefit) for loan losses	$(51)	$(86)	$(168)	$(149)	$(40)	(41)%
Total non-interest expense	$1,618	$1,541	$1,470	$1,252	$1,319	5%
Net income	$955	$1,052	$614	$552	$268	(9)%
Basic earnings per common share	$3.86	$3.90	$2.16	$1.99	$0.92	(1)%
Diluted earnings per common share	$3.85	$3.88	$2.15	$1.98	$0.91	(1)%
Weighted average common shares outstanding —basic	237,396	260,600	273,190	277,789	290,762	(9)%
Weighted average common shares outstanding—diluted	237,931	261,669	274,352	279,048	295,011	(9)%
Dividends declared per common share	$0.56	$0.14	$—	$—	$—	300%
Performance Measures:
Net interest margin	3.18%	3.08%	2.79%	2.65%	2.50%	0.10%
Operating margin	46%	49%	45%	43%	7%	(3)%
Return on common equity	16%	17%	10%	10%	5%	(1)%
Capital return to shareholders	133%	116%	61%	82%	19%	17%
Financial Condition:
Investment securities	$41,470	$45,037	$44,518	$29,643	$25,602	(8)%
Margin receivables	$9,675	$9,560	$9,071	$6,731	$7,398	1%
Loans receivable, net	$1,595	$2,103	$2,654	$3,551	$4,613	(24)%
Total assets	$61,416	$65,003	$63,365	$48,999	$45,427	(6)%
Deposits	$38,606	$45,313	$42,742	$31,682	$29,445	(15)%
Customer payables	$12,849	$10,117	$9,449	$8,159	$6,544	27%
Corporate debt	$1,410	$1,409	$991	$994	$997	—%
Shareholders’ equity	$6,543	$6,562	$6,931	$6,272	$5,799	—%

E*TRADE 2019 10-K | Page 31

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

•
Commissions revenue is generated by customer trades and is largely impacted by trade volume and trade type. With the elimination of retail commissions for online US listed stock, ETF and options trades, we expect the majority of commissions revenue in future periods will be driven from options contract charges.

•	Fees and service charges revenue is primarily impacted by order flow revenue, fees earned from off-balance sheet customer cash, advisor management and custody fees, and mutual fund service fees.
Our net revenue is offset by non-interest expenses, the largest of which are compensation and benefits and advertising and market development.
Significant Events
Acquired Gradifi, student loan benefit and financial wellness provider
On December 9, 2019, the Company completed its acquisition of Gradifi, a student loan benefit and financial wellness provider, for a purchase price of $30 million. The acquisition is expected to enhance the Company's Corporate Services offering through its comprehensive suite of financial wellness solutions which is expected to complement the Company's leading stock plan administration services. Refer to Note 2—Acquisitions and Restructuring for additional information.
Completed $1 billion share repurchase program; progress made on $1.5 billion program
The Company repurchased 10.8 million shares for $499 million during 2019 to complete repurchases under its previous $1 billion share repurchase program which was announced in October 2018. The Company also repurchased 14.0 million shares for $586 million during 2019 under its $1.5 billion share repurchase program which was announced in July 2019. As of February 14, 2020, we have subsequently repurchased approximately 1.8 million shares of common stock at an average price of $44.02 per share.

E*TRADE 2019 10-K | Page 32

We expect to continue share repurchases in 2020; however, we retain flexibility to deploy capital in the most accretive way possible.
Eliminated commission rates for equity and options trades
On October 2, 2019, we announced the elimination of retail commissions for online US listed stock, ETF and options trades. We also reduced the options contract charge to $0.65 per contract for all traders while maintaining our active trader pricing at $0.50 per contract. The Company estimated that the annual revenue impact of these changes, which became effective on October 7, 2019, would be approximately $300 million based on operating results in the second quarter of 2019. We expect the majority of commissions revenue in future periods will be driven from options contract charges.
Rated #1 online broker in Kiplinger's annual Best Online Brokers review
In August 2019, E*TRADE was awarded first place overall and "Best for Mutual Fund Investors" in Kiplinger's annual Best Online Brokers Review of 10 firms across seven categories. We also received high marks for user experience, investment choices, advisory services, and mobile as part of the review.
Generated additional capital capacity by repositioning balance sheet
The Company sold $4.5 billion of lower-yielding investment securities, enabling the reduction of the size of our balance sheet during the three months ended June 30, 2019. Gains (losses) on securities and other, net includes $80 million of losses related to these sales. During the second quarter, the Company moved $6.6 billion of deposits to third-party banks, generating additional capital capacity to support share repurchases. The Company's balance sheet repositioning prioritized longer-term growth in earnings per share and capital return to shareholders over short-term revenue growth and operating margin. See MD&A—Earnings Overview, MD&A—Balance Sheet Overview and Note 6—Available-for-Sale and Held-to-Maturity Securities for additional information.
Key Performance Metrics
Management monitors customer activity and corporate metrics to evaluate the Company’s performance. The most significant of these are displayed below. During 2019, the Company updated the structure of its customer activity metrics to better align to its retail and institutional channels. Additionally, the Company has updated the presentation of certain customer activity metrics, as follows:

•
Customer-directed trades: The definition of trades was updated in November 2019 to reflect all customer-directed trades. This includes trades associated with no-transaction-fee mutual funds, options trades through the Dime Buyback Program, and all ETF transactions, including those that were formerly classified as commission-free. This update was as a result of the commissions reduction announced on October 2, 2019 and impacts daily average revenue trades (DARTs), derivative DARTs, and derivative DARTs percentage.

•
Customer accounts: The definition of accounts was updated during the first quarter of 2019 to align the minimum threshold for gross new and end of period retail accounts to $25. The definition for gross new retail accounts sourced from Corporate Services was also updated to include only those accounts which maintain a minimum balance of $25 at the end of the reporting period or trade within the reporting period.

These updates have been reflected in the customer activity metrics for all periods presented and did not have an impact on the Company’s financial statements.

E*TRADE 2019 10-K | Page 33

Customer Activity Metrics
Daily Average Revenue Trades is an important measure of customer trading activity, and is a key driver of trading-based revenue. DARTs were 291,023, 274,997 and 209,296 for the years ended December 31, 2019, 2018 and 2017, respectively.
Derivative DARTs, a key component of overall DARTs that represents advanced trading activities by our customers, is the daily average number of options and futures trades, and Derivative DARTs percentage is the mix of options and futures trades as a component of total DARTs. Derivative DARTs were 97,912, 91,543 and 65,525 for the years ended December 31, 2019, 2018 and 2017, respectively. Derivative DARTs represented 34%, 33% and 31% of total DARTs for the years ended December 31, 2019, 2018 and 2017, respectively. We expect options trades will be the primary driver of commissions revenue in future periods.
Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Margin receivables were $9.7 billion, $9.6 billion and $9.1 billion at December 31, 2019, 2018 and 2017, respectively.

E*TRADE 2019 10-K | Page 34

End of period accounts and net new accounts are indicators of our ability to attract and retain customers. Net new accounts represent gross new accounts less accounts attrited during the period. The following table presents end of period accounts by channel:

	December 31,
	2019	2018	2017
End of period retail accounts	5,169,757	5,007,767	3,899,222
End of period advisor services accounts	148,198	151,241	—
End of period corporate services accounts	1,908,836	1,763,829	1,492,376
End of period accounts	7,226,791	6,922,837	5,391,598

The following table presents net new accounts and annualized growth rates by channel:

	Year Ended December 31,
	2019	2018	2017
Net new retail accounts	161,990	1,108,545	155,180
Net new advisor services accounts	(3,043)	151,241	—
Net new corporate services accounts	145,007	271,453	36,316
Net new accounts	303,954	1,531,239	191,496

Net new retail account growth rate	3.2%	28.4%	4.1%
Net new advisor services account growth rate	(2.0)%	100.0%	—%
Net new corporate services account growth rate	8.2%	18.2%	2.5%
Net new total account growth rate	4.4%	28.4%	3.7%

We added 1,057,956 net new accounts as part of acquisitions during the year ended December 31, 2018, including 145,891 advisor services accounts related to the TCA acquisition and 912,065 retail accounts related to the Capital One account acquisition. Refer to Note 2—Acquisitions and Restructuring for additional information

E*TRADE 2019 10-K | Page 35

Total customer assets is an indicator of the value of our relationship with our customers. An increase generally indicates that the use of our products and services is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. The following table presents the significant components of total customer assets (dollars in billions):

	December 31,
	2019	2018	2017
Security holdings	$310.7	$242.0	$222.0
Cash and deposits	71.0	60.2	57.9
Retail and advisor services assets	381.7	302.2	279.9
Corporate services vested assets	159.1	111.9	103.4
Retail, advisor services, and corporate services vested assets	540.8	414.1	383.3
Corporate services unvested holdings	136.7	94.4	93.9
Total customer assets	$677.5	$508.5	$477.2

E*TRADE 2019 10-K | Page 36

Customer cash and deposits is a significant component of total customer assets and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. The following table presents the significant components of total customer cash and deposits (dollars in billions):

	December 31,
	2019	2018	2017
Sweep deposits:
Brokerage sweep deposits	$27.9	$39.3	$37.7
Bank sweep deposits(1)	6.4	—	—
Customer payables	12.8	10.1	9.5
Savings, checking, and other banking assets(2)	4.3	6.0	5.0
Total on-balance sheet customer cash and deposits	51.4	55.4	52.2
Brokerage sweep deposits at unaffiliated financial institutions(3)	16.9	3.0	4.7
Bank sweep deposits at unaffiliated financial institutions(1)(3)	0.8	—	—
Money market funds and other	1.9	1.8	1.0
Total customer cash held by third parties(4)	19.6	4.8	5.7
Total customer cash and deposits	$71.0	$60.2	$57.9

(1)
Beginning November 2019, bank sweep deposits include Premium Savings Accounts participating in the newly established bank sweep deposit account program. Refer to MD&A—Balance Sheet Overview for additional information.

(2)
Savings, checking, and other banking assets include $1.0 billion and $2.0 billion of deposits at December 31, 2019 and December 31, 2018, respectively, in our Premium Savings Account product. We plan to convert the remaining Premium Savings Account balances to the new bank sweep deposit account program.

(3)
Average brokerage sweep deposit balances at unaffiliated financial institutions were $8.2 billion, $3.5 billion, $8.3 billion for the years ended December 31, 2019, 2018, and 2017 respectively. The Company received 201 bps, 180 bps, and 94 bps, net of interest paid, on these balances for the same periods. Average bank sweep deposits at unaffiliated institutions were $80 million for the year ended December 31, 2019. The Company received 6 bps, net of interest paid, on these balances for the same period.

(4)
Customer cash held by third parties is held outside E*TRADE Financial and includes money market funds and sweep deposit accounts at unaffiliated financial institutions, net of deposit balances from unaffiliated institutions held on-balance sheet. Customer cash held by third parties is not reflected in the Company's consolidated balance sheet and is not immediately available for liquidity purposes.

Net new retail and advisor services assets equals total inflows to new and existing retail and advisor services accounts less total outflows from closed and existing retail and advisor services accounts. The net new retail and advisor services assets metric is a general indicator of the use of our products and services by new and existing retail and advisor services customers. Net new retail and advisor services assets exclude the effects of market movements in the value of retail and advisor services assets. Net new retail and advisor services assets were $14.8 billion, $49.7 billion and $11.9 billion for the years ended December 31, 2019, 2018 and 2017, respectively. The following table presents annualized net new retail and advisor services assets growth rates:

	Year Ended December 31,
	2019	2018	2017
Net new retail assets growth rate	5.3%	10.9%	5.1%
Net new advisor services assets growth rate	(1.6)%	100.0%	—%
Net new retail and advisor services assets growth rate	4.9%	17.7%	5.1%
We added $33.5 billion in net new retail and advisor services assets as part of acquisitions during the year ended December 31, 2018, including $18.4 billion in advisor services assets related to the TCA acquisition and $15.1 billion in retail assets related to the acquisition of customer accounts from Capital One. Refer to Note 2—Acquisitions and Restructuring for additional information.

E*TRADE 2019 10-K | Page 37

Corporate Metrics:
Diluted earnings per common share is the portion of a company's profit allocated to each diluted share of common stock and is a key indicator of the Company's profitability. Diluted earnings per common share was $3.85, $3.88 and $2.15 for the years ended December 31, 2019, 2018 and 2017, respectively.
Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 46%, 49% and 45% for the years ended December 31, 2019, 2018 and 2017, respectively.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for loan losses and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating operating margin performance. Adjusted operating margin was 44%, 47% and 40% for the years ended December 31, 2019, 2018 and 2017, respectively. See MD&A—Earnings Overview for a reconciliation of adjusted operating margin to operating margin.
Capital return to shareholders represents the amount of earnings returned to shareholders through share repurchases and common stock dividends and Capital return percentage to shareholders is capital returned to shareholders as a percentage of net income available to common shareholders. Capital return to shareholders was $1.2 billion, $1.2 billion and $362 million for the years ended December 31, 2019, 2018 and 2017, respectively. Capital return percentage to shareholders was 133%, 116% and 61% for the years ended December 31, 2019, 2018 and 2017, respectively. The Company's balance sheet repositioning in the second quarter 2019 generated additional capital to support share repurchases. In addition, the Company also returned capital to shareholders in the form of shares withheld for taxes of $20 million, $28 million and $22 million for the years ended December 31, 2019, 2018 and 2017, respectively.

E*TRADE 2019 10-K | Page 38

Return on common equity is calculated by dividing net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Return on common equity was 16%, 17% and 10% for the years ended December 31, 2019, 2018 and 2017, respectively.
Adjusted return on common equity is a non-GAAP measure calculated by dividing adjusted net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Adjusted net income available to common shareholders is a non-GAAP measure which excludes the provision (benefit) for loan losses and losses on early extinguishment of debt, which are not viewed as key factors governing our investment in the business and are excluded by management when evaluating return on common equity performance. Adjusted return on common equity was 15%, 16% and 9% for the years ended December 31, 2019, 2018 and 2017, respectively. See MD&A—Earnings Overview for a reconciliation of adjusted net income available to common shareholders to net income and adjusted return on common equity to return on common equity.
Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Cash and equivalents was $750 million, $2.3 billion and $931 million at December 31, 2019, 2018 and 2017, respectively, while corporate cash was $645 million, $391 million and $541 million for the same periods. See MD&A—Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.

E*TRADE 2019 10-K | Page 39

Average interest-earning assets, along with net interest margin, are indicators of our ability to generate net interest income. Average interest-earning assets were $58.2 billion, $60.0 billion and $53.2 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 3.18%, 3.08% and 2.79% for the years ended December 31, 2019, 2018 and 2017, respectively.
Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 6.9%, 6.6% and 7.4% at December 31, 2019, 2018 and 2017, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.2%, 7.1% and 7.6% at December 31, 2019, 2018 and 2017, respectively. The internal threshold for E*TRADE Financial's Tier 1 leverage ratio is 6.5% and the internal threshold for E*TRADE Bank's Tier 1 leverage ratio is 7.0%. See MD&A—Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Total employees is the key driver of compensation and benefits expense, our largest non-interest expense category. Total employees were 4,122, 4,035 and 3,607 at December 31, 2019, 2018 and 2017, respectively.

E*TRADE 2019 10-K | Page 40

EARNINGS OVERVIEW
We generated net income of $955 million on total net revenue of $2.9 billion for the year ended December 31, 2019. The following chart presents a reconciliation of net income for the year ended December 31, 2018 to net income for the year ended December 31, 2019 (dollars in millions):

(1)	Includes advertising and market development, clearing and servicing, professional services, depreciation and amortization, losses on early extinguishment of debt and other non-interest expenses.

E*TRADE 2019 10-K | Page 41

The following table presents significant components of the consolidated statements of income (dollars in millions, except per share amounts):

	Year Ended December 31,			Variance		Variance
				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	Amount	%	Amount	%
Net interest income	$1,852	$1,846	$1,485	$6	—%	$361	24%
Total non-interest income	1,034	1,027	881	7	1%	146	17%
Total net revenue	2,886	2,873	2,366	13	—%	507	21%
Provision (benefit) for loan losses	(51)	(86)	(168)	35	(41)%	82	(49)%
Total non-interest expense	1,618	1,541	1,470	77	5%	71	5%
Income before income tax expense	1,319	1,418	1,064	(99)	(7)%	354	33%
Income tax expense	364	366	450	(2)	(1)%	(84)	(19)%
Net income	$955	$1,052	$614	$(97)	(9)%	$438	71%
Preferred stock dividends	40	36	25	4	11%	11	44%
Net income available to common shareholders	$915	$1,016	$589	$(101)	(10)%	$427	72%
Diluted earnings per common share	$3.85	$3.88	$2.15	$(0.03)	(1)%	$1.73	80%
Net income decreased 9% to $955 million or $3.85 per diluted share, for the year ended December 31, 2019 compared to 2018 and increased 71% to $1.1 billion, or $3.88 per diluted share, for the year ended December 31, 2018 compared to 2017. Net income available to common shareholders was $915 million, $1.0 billion, and $589 million for the years ended December 31, 2019, 2018, and 2017, respectively, which includes preferred stock dividends of $40 million, $36 million, and $25 million in the same periods, respectively.

•
The decrease in net income during 2019 was primarily driven by higher non-interest expense due to increased compensation and benefits expenses, restructuring and acquisition-related activities, and other non-interest expenses partially offset by decreases in communications and FDIC insurance premiums expenses as compared to 2018. Lower benefit for loan losses also contributed to the decrease in net income, which was partially offset by higher net revenue.

•
The increase in net income during 2018 was driven by higher interest income due to a larger average balance sheet, an improvement in net interest margin, higher commissions due to increased trading activity, higher fees and service charges and net gains on securities and other as compared to 2017. Lower losses on early extinguishment of debt also contributed to increased net income in 2018. During the year ended December 31, 2018, these increases were partially offset by a lower benefit for loan losses and higher non-interest expense due primarily to increased compensation and benefits and advertising and market development expense.

E*TRADE 2019 10-K | Page 42

Net Revenue
The following table presents the significant components of total net revenue (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	Amount	%	Amount	%
Net interest income	$1,852	$1,846	$1,485	$6	—%	$361	24%
Commissions	421	498	441	(77)	(15)%	57	13%
Fees and service charges	588	431	369	157	36%	62	17%
Gains (losses) on securities and other, net	(23)	53	28	(76)	*	25	89%
Other revenue	48	45	43	3	7%	2	5%
Total non-interest income	1,034	1,027	881	7	1%	146	17%
Total net revenue	$2,886	$2,873	$2,366	$13	—%	$507	21%

*	Percentage not meaningful.
Net Interest Income
Net interest income increased slightly to $1.9 billion for the year ended December 31, 2019 compared to 2018 and increased 24% to $1.8 billion for the year ended December 31, 2018 compared to 2017. Net interest income is earned primarily through investment securities, margin receivables, securities lending, and our legacy loan portfolio, offset by funding costs.

E*TRADE 2019 10-K | Page 43

The following tables present average balance sheet data and interest income and expense data, as well as related net interest margin, yields, and rates (dollars in millions):

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$467	$10	2.14%	$616	$11	1.75%	$1,011	$9	0.89%
Cash segregated under federal or other regulations	1,097	26	2.35%	743	15	2.02%	1,186	12	0.99%
Investment securities(1)	44,108	1,360	3.08%	44,993	1,241	2.76%	39,090	962	2.46%
Margin receivables	9,850	482	4.89%	10,437	491	4.71%	7,721	320	4.15%
Loans(2)	1,873	104	5.58%	2,405	128	5.31%	3,194	157	4.93%
Broker-related receivables and other	839	17	1.98%	818	14	1.79%	1,014	3	0.29%
Total interest-earning assets	58,234	1,999	3.43%	60,012	1,900	3.17%	53,216	1,463	2.75%
Other interest revenue(3)	—	112		—	109		—	108
Total interest-earning assets	58,234	2,111	3.62%	60,012	2,009	3.35%	53,216	1,571	2.95%
Total non-interest-earning assets	5,405			4,428			4,979
Total assets	$63,639			$64,440			$58,195

Sweep deposits:
Brokerage sweep deposits	$33,723	$54	0.16%	$38,039	$42	0.11%	$33,775	$4	0.01%
Bank sweep deposits(4)	604	11	1.77%	—	—	—%	—	—	—%
Savings deposits	6,216	85	1.36%	3,049	9	0.30%	3,085	—	0.01%
Other deposits	1,682	—	0.03%	1,965	—	0.03%	2,055	—	0.03%
Customer payables	10,982	30	0.27%	9,881	22	0.22%	8,793	5	0.06%
Broker-related payables and other	1,062	4	0.41%	1,813	10	0.57%	1,250	—	—%
Other borrowings	245	9	3.59%	745	25	3.30%	665	22	3.33%
Corporate debt	1,410	55	3.93%	1,214	46	3.80%	994	48	4.77%
Total interest-bearing liabilities	55,924	248	0.44%	56,706	154	0.27%	50,617	79	0.16%
Other interest expense(5)	—	11		—	9		—	7
Total interest-bearing liabilities	55,924	259	0.46%	56,706	163	0.29%	50,617	86	0.17%
Total non-interest-bearing liabilities	1,178			896			1,058
Total liabilities	57,102			57,602			51,675
Total shareholders' equity	6,537			6,838			6,520
Total liabilities and shareholders' equity	$63,639			$64,440			$58,195
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$2,310	$1,852	3.18%	$3,306	$1,846	3.08%	$2,599	$1,485	2.79%

(1)
For the years ended December 31, 2019 and 2018, includes $3 million and $19 million, respectively, of net losses related to fair value hedging adjustments, previously referred to as hedge ineffectiveness. Amounts for the year ended December 31, 2017 have not been reclassified to conform to current period presentation and continue to be reflected within the gains (losses) on securities and other, net line item. See Note 8—Derivative Instruments and Hedging Activities for additional information.

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

(4)
Beginning November 2019, bank sweep deposits include Premium Savings Accounts participating in the newly established bank sweep deposit account program. Refer to MD&A—Balance Sheet Overview for additional information.

(5)
Other interest expense is incurred on certain securities borrowed balances. Interest income earned on other securities borrowed balances is presented on the broker-related receivables and other line item above.

E*TRADE 2019 10-K | Page 44

	Year Ended December 31,
	2019	2018	2017
Ratio of interest-earning assets to interest-bearing liabilities	104.13%	105.83%	105.14%
Return on average total assets	1.50%	1.63%	1.06%
Return on average total shareholders’ equity(1)	14.61%	15.38%	9.42%
Average total shareholders’ equity to average total assets	10.27%	10.61%	11.20%
Dividend payout ratio(2)	14.51%	3.59%	—%

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
Average interest-earning assets decreased 3% to $58.2 billion for the year ended December 31, 2019 as compared to 2018. The fluctuation in interest-earning assets is generally driven by changes in interest-bearing liabilities, primarily deposits and customer payables. Average interest-bearing liabilities decreased 1% to $55.9 billion for the year ended December 31, 2019 compared to 2018 due to the following:

•
Deposits and customer payables: The decrease in sweep deposits was primarily driven by the balance sheet repositioning during the second quarter of 2019, as we moved $6.6 billion of deposits to third-party banks. The increase in savings deposits was primarily driven by the growth in the Premium Savings Account balances during the year, which was partially offset by the conversion of Premium Savings Accounts into a sweep deposit program beginning in November 2019. Refer to MD&A—Balance Sheet Overview for additional information.

•
Other interest-bearing liabilities: The decrease in broker-related payables and other borrowings was driven by customer activity and short-term liquidity needs at E*TRADE Bank and E*TRADE Securities. In addition, net proceeds from the June 2018 issuance of corporate debt were used to redeem the Company's trust preferred securities in the third quarter of 2018, resulting in a decrease in other borrowings and an offsetting increase to corporate debt as compared to 2018.

Net interest margin increased 10 basis points to 3.18% for the year ended December 31, 2019 compared to 2018. Net interest margin is driven by the mix of average asset and liability balances and the interest rates earned or paid on those balances. The increase during the year ended December 31, 2019, compared to 2018, is due to higher interest rates earned on margin receivables, investment securities, and loans balances as well as higher securities lending revenues, partially offset by increased funding costs due to increased rates paid on deposits, including the Premium Savings Account product. The increase in rates was largely driven by the four increases in federal funds rates that occurred during 2018 partially offset by the three federal funds rate cuts during 2019. Our net interest margin was also impacted by the continued run-off of our higher yielding legacy loan portfolio.
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

E*TRADE 2019 10-K | Page 45

Commissions
Commissions revenue decreased 15% to $421 million for the year ended December 31, 2019 compared to 2018 and increased 13% to $498 million for the year ended December 31, 2018 compared to 2017. The decrease during 2019 was primarily related to the elimination of retail commissions which was effective on October 7, 2019. The primary factors that affect commissions revenue are DARTs, derivative DARTs, trade type, and the number of trading days. We expect the majority of commissions revenue in future periods will be driven from options contract charges. For additional information see MD&A—Overview.
DARTs volume increased 6% to 291,023 for the year ended December 31, 2019 compared to 2018 and increased 31% to 274,997 for the year ended December 31, 2018 compared to 2017. DARTs volume is impacted by market sentiment as well as volatility of the equity markets. Derivative DARTs volume increased 7% to 97,912 for the year ended December 31, 2019, compared to 2018 and increased 40% to 91,543 for the year ended December 31, 2018 compared to 2017.
Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	Amount	%	Amount	%
Order flow revenue	$188	$174	$135	$14	8%	$39	29%
Money market funds and sweep deposits revenue(1)	175	71	92	104	146%	(21)	(23)%
Advisor management and custody fees	77	64	36	13	20%	28	78%
Mutual fund service fees	51	48	39	3	6%	9	23%
Foreign exchange revenue	33	25	26	8	32%	(1)	(4)%
Reorganization fees	24	14	16	10	71%	(2)	(13)%
Other fees and service charges	40	35	25	5	14%	10	40%
Total fees and service charges	$588	$431	$369	$157	36%	$62	17%

(1)
Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third-party institutions.

Fees and service charges increased 36% to $588 million for the year ended December 31, 2019 compared to 2018 and 17% to $431 million for the year ended December 31, 2018 compared to 2017. The increase for the year ended December 31, 2019 was primarily driven by higher average off-balance sheet money market and sweep deposits balances as a result of the balance sheet repositioning in June 2019 and a higher yield of approximately 175 basis points for the year ended December 31, 2019 compared to 140 basis points in 2018 and 90 basis points in 2017. In both 2019 and 2018 order flow revenue increased driven by higher trade volume and advisor management and custody fees increased as a result of the acquisition of TCA in the second quarter of 2018. The increase in order flow revenue and advisor management and custody fees in 2018 as compared to 2017 was partially offset by decreased money market funds and sweep deposits revenue driven by lower average customer cash balances held by third parties as a result of transferring cash onto our balance sheet.

E*TRADE 2019 10-K | Page 46

Gains (Losses) on Securities and Other, Net
The following table presents the significant components of gains (losses) on securities and other, net (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	Amount	%	Amount	%
Gains (losses) on available-for-sale securities, net:
Gains on available-for-sale securities(1)(2)	$51	$98	$40	$(47)	(48)%	$58	145%
Losses on available-for-sale securities(1)(2)	(80)	(54)	—	(26)	48%	(54)	(100)%
Subtotal	(29)	44	40	(73)	(166)%	4	10%
Equity method investment income (loss) and other(3)(4)	6	9	(12)	(3)	(33)%	21	(175)%
Gains (losses) on securities and other, net	$(23)	$53	$28	$(76)	(143)%	$25	89%

(1)
In June 2019, the Company sold $4.5 billion of lower-yielding investment securities at losses as it repositioned its balance sheet. See MD&A—Balance Sheet Overview and Note 6—Available-for-Sale and Held-to-Maturity Securities for additional information.

(2)
In August 2018, the Company sold available-for-sale securities and reinvested the sale proceeds in agency-backed securities at current market rates. See Note 6—Available-for-Sale and Held-to-Maturity Securities for additional information.

(3)	Includes a $5 million gain on the sale of our Chicago Stock Exchange investment for the year ended December 31, 2018.

(4)
Includes losses of $14 million on hedge ineffectiveness for the year ended December 31, 2017. Beginning January 1, 2018, fair value hedging adjustments are recognized within net interest income. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Provision (Benefit) for Loan Losses
We recognized a benefit for loan losses of $51 million, $86 million and $168 million for the years ended December 31, 2019, 2018 and 2017, respectively. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our legacy loan portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs that were not included in our loss estimates. For additional information on management's estimate of the allowance for loan losses, see Note 7—Loans Receivable, Net.

E*TRADE 2019 10-K | Page 47

Non-Interest Expense
The following table presents the significant components of non-interest expense (dollars in millions):

	Year Ended December 31,			Variance		Variance
				2019 vs. 2018		2018 vs. 2017
	2019	2018	2017	Amount	%	Amount	%
Compensation and benefits	$670	$621	$546	$49	8%	$75	14%
Advertising and market development	196	200	166	(4)	(2)%	34	20%
Clearing and servicing	133	126	124	7	6%	2	2%
Professional services	105	96	99	9	9%	(3)	(3)%
Occupancy and equipment	135	124	116	11	9%	8	7%
Communications	99	116	121	(17)	(15)%	(5)	(4)%
Depreciation and amortization	88	92	82	(4)	(4)%	10	12%
FDIC insurance premiums	14	30	31	(16)	(53)%	(1)	(3)%
Amortization of other intangibles	61	48	36	13	27%	12	33%
Restructuring and acquisition-related activities	23	7	15	16	229%	(8)	(53)%
Losses on early extinguishment of debt	—	4	58	(4)	(100)%	(54)	(93)%
Other non-interest expenses	94	77	76	17	22%	1	1%
Total non-interest expense	$1,618	$1,541	$1,470	$77	5%	$71	5%
Compensation and Benefits
Compensation and benefits expense increased 8% to $670 million for the year ended December 31, 2019 compared to 2018 and 14% to $621 million for the year ended December 31, 2018 compared to 2017. The expense increase during 2019 was primarily driven by higher compensation expense, insurance benefit and payroll taxes due to an increase in average headcount as compared to the prior year and an executive transition in the third quarter of 2019. The expense increase during 2018 was primarily driven by a 12% increase in headcount as a result of the TCA acquisition and to support the onboarding of the retail brokerage accounts from Capital One, as well as other growth in our business.
Advertising and Market Development
Advertising and market development expense decreased 2% to $196 million for the year ended December 31, 2019 compared to 2018 and increased 20% to $200 million for the year ended December 31, 2018 compared to 2017. The expense decrease during 2019 was driven by lower media and brand production spend as compared to prior period. The planned expense increase during 2018 was primarily due to higher media and brand production spend resulting from our focus on increasing engagement across new and existing customers.
Clearing and Servicing
Clearing and servicing expense increased 6% to $133 million for the year ended December 31, 2019, compared to 2018 and 2% to $126 million for the year ended December 31, 2018 compared to 2017. The expense increase during 2019 was primarily due to higher fees driven by increased trading volume and higher average off-balance sheet customer cash balances held by third parties, partially offset by lower loan servicing fees due to the run-off of our legacy loan portfolio. The expense increase during 2018 was primarily due to increased fees driven by increased trading volume, partially offset by lower loan servicing fees and decreased fees due to lower customer cash balances held by third parties.

E*TRADE 2019 10-K | Page 48

Professional Services
Professional services expense increased 9% to $105 million for the year ended December 31, 2019, compared to 2018 and decreased 3% to $96 million for the year ended December 31, 2018 compared to 2017. The expense increase during 2019 includes continued investment in projects to drive operational efficiencies and expand our business capabilities. The expense decrease during 2018 was primarily driven by lower legal services expense.
Occupancy and Equipment
Occupancy and equipment expense increased 9% to $135 million for the year ended December 31, 2019 compared to 2018 and 7% to $124 million for the year ended December 31, 2018 compared to 2017. The expense increase during both periods was primarily driven by higher software licenses and facilities expense.
Communications
Communications expense decreased 15% to $99 million for the year ended December 31, 2019, compared to 2018 and 4% to $116 million for the year ended December 31, 2018 compared to 2017. The decrease during both periods was primarily driven by lower market data expenses. Communications expense for the year ended December 31, 2019 included a $14 million benefit related to a change in estimate for previous market data usage.
FDIC Insurance Premiums
FDIC insurance premiums expense decreased 53% to $14 million for the year ended December 31, 2019 compared to 2018 and 3% to $30 million for the year ended December 31, 2018 compared to 2017. The decreases were driven by the termination of surcharges paid to the Deposit Insurance Fund after it attained the minimum reserve ratio of 1.35 percent of insured deposits in September 2018, and our balance sheet repositioning during the second quarter 2019 when we moved $6.6 billion of deposits to third-party banks.
Amortization of Other Intangibles
Amortization of other intangibles increased 27% to $61 million for the year ended December 31, 2019, compared to 2018 and 33% to $48 million for the year ended December 31, 2018 compared to 2017. The increase during 2019 related primarily to a full year of amortization associated with the intangible assets recognized in connection with the acquisition of TCA and the acquisition of retail accounts from Capital One during 2018, which also contributed to the increase from 2017. See Note 2—Acquisitions and Restructuring for additional information.
Restructuring and Acquisition-Related Activities
Restructuring and acquisition-related activities expense was $23 million for the year ended December 31, 2019 as compared to $7 million and $15 million for the years ended December 31, 2018 and 2017, respectively. Restructuring and acquisition-related activities expense for the year ended December 31, 2019 related primarily to expenses incurred as part of the closure of our New York headquarters, severance from organizational changes driven by enterprise-wide cost containment initiatives, and costs incurred as part of the Gradifi acquisition. Refer to Note 2—Acquisitions and Restructuring and Note 19—Lease Arrangements for additional information. Restructuring and acquisition-related activities expense for the years ended December 31, 2018 included costs incurred in connection with the restructuring of our regulatory and enterprise risk management functions due to bank regulatory reform and the closing of the TCA acquisition. Restructuring and acquisition-related activities expense during the year ended December 31, 2017 related primarily to costs incurred in connection with the integration of OptionsHouse.

E*TRADE 2019 10-K | Page 49

Losses on Early Extinguishment of Debt
There were no losses on early extinguishment of debt for the year ended December 31, 2019. Losses on early extinguishment of debt were $4 million for the year ended December 31, 2018 compared to $58 million for the year ended December 31, 2017.

•
During the third quarter of 2018, we used the net proceeds from the June 2018 issuance of Senior Notes to redeem all $413 million of our outstanding trust preferred securities (TRUPs). In connection with the redemption, we recognized a loss on early extinguishment of debt of $4 million.

•
During the third quarter of 2017, we issued $600 million of 2.95% Senior Notes due 2022 and $400 million of 3.80% Senior Notes due 2027. We used the net proceeds, along with existing corporate cash, to redeem our outstanding $540 million of 5.375% Senior Notes and $460 million of 4.625% Senior Notes, which resulted in a $58 million loss on early extinguishment of debt.

Other Non-Interest Expenses
Other non-interest expenses increased 22% to $94 million for the year ended December 31, 2019, compared to 2018 and 1% to $77 million for the year ended December 31, 2018 compared to 2017. The increase during 2019 was primarily driven by $8 million impairment of certain technology assets and increased franchise taxes. Refer to Note 9—Property and Equipment, Net for additional information.
Operating Margin
Operating margin was 46% for the year ended December 31, 2019 compared to 49% and 45% for the same periods in 2018 and 2017, respectively. Adjusted operating margin, a non-GAAP measure, was 44% for the year ended December 31, 2019 compared to 47% and 40% for the same periods in 2018 and 2017, respectively.
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

	Year Ended December 31,
	2019		2018		2017
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin	$1,319	46%	$1,418	49%	$1,064	45%
Add back impact of pre-tax items:
Provision (benefit) for loan losses	(51)		(86)		(168)
Losses on early extinguishment of debt	—		4		58
Subtotal	(51)		(82)		(110)
Adjusted income before income tax expense / adjusted operating margin	$1,268	44%	$1,336	47%	$954	40%
E*TRADE 2019 10-K | Page 50

Return on Common Equity
Return on common equity was 16% for the year ended December 31, 2019 compared to 17% and 10% for the same periods in 2018 and 2017, respectively. Adjusted return on common equity, a non-GAAP measure, was 15% for the year ended December 31, 2019 compared to 16% and 9% for 2018 and 2017, respectively.
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

	Year Ended December 31,
	2019		2018		2017
	Amount	Return on Common Equity %	Amount	Return on Common Equity %	Amount	Return on Common Equity %
Net income available to common shareholders and return on common equity	$915	16%	$1,016	17%	$589	10%
Add back impact of the following items:
Provision (benefit) for loan losses	(51)		(86)		(168)
Losses on early extinguishment of debt	—		4		58
Subtotal	(51)		(82)		(110)
Income tax impact	14		21		43
Net of tax	(37)		(61)		(67)
Adjusted net income available to common shareholders and return on common equity	$878	15%	$955	16%	$522	9%
Income Tax Expense
Income tax expense was $364 million, $366 million and $450 million for the years ended December 31, 2019, 2018 and 2017, respectively. The effective tax rate was 27.6%, 25.8% and 42.2% respectively, for the same periods.

•	The effective tax rate of 27.6% for the year ended December 31, 2019 includes additional tax expense related primarily to the remeasurement of net state deferred taxes.

•
The effective tax rate of 25.8% for the year ended December 31, 2018 included the new statutory federal income tax rate of 21% which was effective January 1, 2018 as well as a slight benefit related to the remeasurement of certain net state deferred tax assets and the accounting for employee share-based compensation.

•
The effective tax rate of 42.2% for the year ended December 31, 2017 includes the impact of the Tax Cuts and Jobs Act (TCJA) that was enacted on December 22, 2017. This resulted in a reduction in the value of our net federal deferred tax assets using the new statutory federal corporate income tax rate of 21%. As a result, we recognized $58 million of additional tax expense for the year ended December 31, 2017. The effective tax rate also includes the impact of adopting amended accounting guidance for employee share-based compensation.

Refer to Note 14—Income Taxes for further information.

E*TRADE 2019 10-K | Page 51

BALANCE SHEET OVERVIEW
The following table presents the significant components of the consolidated balance sheet (dollars in millions):

			Variance
	December 31,		2019 vs. 2018
	2019	2018	Amount	%
Assets:
Cash and equivalents	$750	$2,333	$(1,583)	(68)%
Segregated cash	1,879	1,011	868	86%
Investment securities	41,470	45,037	(3,567)	(8)%
Margin receivables	9,675	9,560	115	1%
Loans receivable, net	1,595	2,103	(508)	(24)%
Receivables from brokers, dealers and clearing organizations	1,395	760	635	84%
Property and equipment, net	339	281	58	21%
Goodwill and other intangibles, net	2,943	2,976	(33)	(1)%
Other assets	1,370	942	428	45%
Total assets	$61,416	$65,003	$(3,587)	(6)%
Liabilities and shareholders’ equity:
Deposits	$38,606	$45,313	$(6,707)	(15)%
Customer payables	12,849	10,117	2,732	27%
Payables to brokers, dealers and clearing organizations	893	948	(55)	(6)%
Corporate debt	1,410	1,409	1	—%
Other liabilities	1,115	654	461	70%
Total liabilities	54,873	58,441	(3,568)	(6)%
Shareholders’ equity	6,543	6,562	(19)	—%
Total liabilities and shareholders’ equity	$61,416	$65,003	$(3,587)	(6)%
Cash and Equivalents
Cash and equivalents decreased 68% to $750 million during the year ended December 31, 2019. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, see MD&A—Liquidity and Capital Resources and the Consolidated Statements of Cash Flows.
Segregated Cash
Cash segregated under federal or other regulations increased 86% to $1.9 billion during the year ended December 31, 2019. The level of segregated cash is driven by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we segregate for the exclusive benefit of our brokerage customers. Segregated cash can also be impacted by the level of securities purchased under agreements to resell between E*TRADE Securities and E*TRADE Bank, representing investments that were also segregated under federal or other regulations by E*TRADE Securities and eliminated in consolidation, which increased $1.5 billion to $1.9 billion as of December 31, 2019.

E*TRADE 2019 10-K | Page 52

Investment Securities
The following table presents the significant components of investment securities (dollars in millions):

			Variance
	December 31,		2019 vs. 2018
	2019	2018	Amount	%
Available-for-sale securities:
Agency mortgage-backed securities	$17,035	$22,162	$(5,127)	(23)%
Other agency debt securities	659	991	(332)	(34)%
US Treasuries	1,227	—	1,227	100%
Non-agency debt securities(1)	580	—	580	100%
Total available-for-sale securities	$19,501	$23,153	$(3,652)	(16)%
Held-to-maturity securities:
Agency mortgage-backed securities	$20,085	$18,085	$2,000	11%
Other agency debt securities	1,884	3,799	(1,915)	(50)%
Total held-to-maturity securities	$21,969	$21,884	$85	—%
Total investment securities	$41,470	$45,037	$(3,567)	(8)%

(1)	Includes non-agency asset-backed securities (ABS) and non-agency commercial mortgage-backed securities.
Securities represented 68% and 69% of total assets at December 31, 2019 and 2018, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
The decrease in available-for-sale securities during the year ended December 31, 2019 related primarily to the sale of $4.5 billion of lower-yielding investment securities as part of the Company's balance sheet repositioning in June 2019 and the transfer of Securities with a fair value of $744 million from available-for-sale to held-to-maturity based on a change in intent and demonstrated ability to hold them to maturity in December 2019. See MD&A—Overview, MD&A—Earnings Overview and Note 6—Available-for-Sale and Held-to-Maturity Securities for additional information.

E*TRADE 2019 10-K | Page 53

Loans Receivable, Net
The following table presents the significant components of loans receivable, net (dollars in millions):

			Variance
	December 31,		2019 vs. 2018
	2019	2018	Amount	%
One- to four-family	$803	$1,071	$(268)	(25)%
Home equity	635	836	(201)	(24)%
Consumer	—	118	(118)	(100)%
Securities-based lending(1)	169	107	62	58%
Total loans receivable	1,607	2,132	(525)	(25)%
Unamortized premiums, net	5	8	(3)	(38)%
Subtotal	1,612	2,140	(528)	(25)%
Less: Allowance for loan losses	17	37	(20)	(54)%
Total loans receivable, net	$1,595	$2,103	$(508)	(24)%

(1)
E*TRADE Line of Credit is a securities-based lending product where customers can borrow against the market value of their securities pledged as collateral. The unused credit line amount totaled $431 million and $173 million as of December 31, 2019 and 2018, respectively.

Loans receivable, net decreased 24% to $1.6 billion during the year ended December 31, 2019 on continued paydowns and the sale of our consumer loan portfolio in December 2019. We expect the remaining legacy mortgage loan portfolio to continue its run-off for the foreseeable future. As our portfolio has seasoned and substantially all interest-only loans have converted to amortizing, we continue to assess underlying performance, the economic environment, and the value of the portfolio in the marketplace. While it is our intention to continue to hold these loans, our strategy could change subject to market conditions. For additional information on management's estimate of the allowance for loan losses, see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 7—Loans Receivable, Net.

E*TRADE 2019 10-K | Page 54

Receivables from and Payables to Brokers, Dealers and Clearing Organizations
The following table presents the significant components of receivables from and payables to brokers, dealers and clearing organizations (dollars in millions):

			Variance
	December 31,		2019 vs. 2018
	2019	2018	Amount	%
Receivables:
Securities borrowed	$1,003	$140	$863	*
Receivables from clearing organizations	297	555	(258)	(46)%
Other	95	65	30	46%
Total	$1,395	$760	$635	84%

Payables:
Securities loaned	$838	$887	$(49)	(6)%
Payables to clearing organizations	10	11	(1)	(9)%
Other	45	50	(5)	(10)%
Total	$893	$948	$(55)	(6)%

*	Percentage not meaningful.
Securities borrowed increased to $1.0 billion during the year ended December 31, 2019. The increase was primarily driven by increased cash available and continued demand for cash from our counterparties. The 46% decrease in receivables from clearing organizations during the year ended December 31, 2019 to $297 million was primarily driven by the decreased use of cash collateral for the Company's derivatives transactions utilized for hedging activities.
Securities loaned decreased 6% to $838 million during the year ended December 31, 2019. The decrease was primarily driven by lower demand for securities from our counterparties. For additional information on E*TRADE Securities liquidity, see MD&A—Liquidity and Capital Resources.
Other Assets
Other assets increased 45% to $1.4 billion during the year ended December 31, 2019. The increase was driven by $200 million of securities purchased under agreements to resell that were outstanding at the end of the period and $195 million of operating lease assets related to the Company's adoption of the new guidance on accounting for leases in 2019. See Note 19—Lease Arrangements for additional information.

E*TRADE 2019 10-K | Page 55

Deposits
The following table presents the significant components of deposits (dollars in millions):

			Variance
	December 31,		2019 vs. 2018
	2019	2018	Amount	%
Sweep deposits:
Brokerage sweep deposits	$27,949	$39,322	$(11,373)	(29)%
Bank sweep deposits(1)	6,355	—	6,355	100%
Savings deposits(2)	2,592	4,133	(1,541)	(37)%
Other deposits	1,710	1,858	(148)	(8)%
Total deposits	$38,606	$45,313	$(6,707)	(15)%

(1)	Beginning November 2019, bank sweep deposits include Premium Savings Accounts participating in the newly established bank sweep deposit account program.

(2)
Savings deposits include $1.0 billion and $2.0 billion of deposits at December 31, 2019 and 2018, respectively, in our Premium Savings Account product. We plan to convert the remaining Premium Savings Account balances to the new bank sweep deposit account program.

Deposits represented 70% and 78% of total liabilities at December 31, 2019 and 2018, respectively. The decrease in deposits during the year ended December 31, 2019 was primarily driven by the balance sheet repositioning during the second quarter 2019, partially offset by growth in our Premium Savings Account product.
We offer the following sweep deposit account programs to customers which utilize our bank subsidiaries, in combination with additional third-party program banks, as applicable:

•	Extended insurance sweep deposit account (ESDA) program

•	Retirement sweep deposit account (RSDA) program for retirement plan customers

•	Cash balance program offered by E*TRADE Savings Bank for uninvested cash held in eligible custodial accounts as part of the advisor services offering launched in connection with the TCA acquisition

•	Bank sweep deposit account program offered by E*TRADE Bank for Premium Savings Account holders
Our sweep deposit programs are designed to offer up to $1.25 million in FDIC coverage for individual accounts ($2.5 million for joint accounts). The bank sweep deposit program, which launched in November 2019, provides the Company with the ability to transfer amounts held on deposit in E*TRADE Bank Premium Savings Accounts to an FDIC-insured account at one or more participating banks if desired. As the bank sweep deposit program was established to allow for reciprocal deposits, E*TRADE Bank may also accept deposits from customers of the participating third-party banks. Bank sweep deposits included $1.0 billion of reciprocal deposits received from third-party banks at December 31, 2019. See MD&A—Earnings Overview, Note 6—Available-for-Sale and Held-to-Maturity Securities, and Note 12—Deposits for additional information.
As of December 31, 2019, approximately 98% of sweep deposits were in these programs. Sweep deposits on balance sheet are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheet.

E*TRADE 2019 10-K | Page 56

Other Liabilities
Other liabilities increased 70% to $1.1 billion during the year ended December 31, 2019. The increase was driven by $337 million of deferred tax liabilities, net and $235 million of operating lease liabilities related to the Company's adoption of the new guidance on accounting for leases in 2019. See Note 19—Lease Arrangements for additional information.

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
Liquidity
Our liquidity needs are primarily driven by capital needs at E*TRADE Bank and E*TRADE Securities, interest due on our corporate debt, dividend payments on our preferred stock and other capital returns to holders of our common stock. Our banking and brokerage subsidiaries' liquidity needs are driven primarily by the level and volatility of our customer activity. Management maintains a set of liquidity sources and monitors certain business trends and market metrics closely in an effort to ensure we have sufficient liquidity. Potential loans by E*TRADE Bank or E*TRADE Savings Bank to the parent company or the parent company's other non-bank subsidiaries are subject to various quantitative, arm’s length, collateralization, capital and other requirements.
Parent Company Liquidity
The parent company's primary source of liquidity is corporate cash. Corporate cash, a non-GAAP measure, is a component of cash and equivalents; see the Consolidated Statements of Cash Flows for information on cash and equivalents activity. We define corporate cash as cash held at the parent company and subsidiaries, excluding bank, broker-dealer, and FCM subsidiaries that require regulatory approval or notification prior to the payment of certain dividends to the parent company. Corporate cash includes the parent company's deposits placed with E*TRADE Bank. E*TRADE Bank may use these deposits for investment purposes; however, these investments are not included in consolidated cash and equivalents.
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash is monitored as part of our liquidity risk management. Our current corporate cash target is $300 million and covers approximately 18 months of parent company fixed costs, which include corporate overhead costs, preferred stock dividends, corporate debt interest, and, as applicable, contractual corporate debt maturities over the next 12 months. Parent company fixed costs are defined as minimum expenditures required to operate the business and exclude controllable, or variable costs. The Company maintains additional liquidity through a $300 million unsecured committed revolving credit facility. The parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from our operating subsidiaries, including E*TRADE Bank and E*TRADE Securities, are additional sources of corporate cash. Subject to regulatory approval or notification, capital generated by these subsidiaries could be distributed to the parent company to the extent the excess capital levels exceed both regulatory capital requirements and internal capital thresholds. As of December 31, 2019, our subsidiaries maintained excess regulatory capital over internal thresholds and paid dividends of $1.7 billion to the parent company during the year ended December 31, 2019.

E*TRADE 2019 10-K | Page 57

The following chart presents the key activities impacting corporate cash and provides a roll forward of corporate cash from December 31, 2018 to December 31, 2019 (dollars in millions):
The following table presents a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	December 31,
	2019	2018	2017
Consolidated cash and equivalents	$750	$2,333	$931
Less: Cash at regulated subsidiaries	(716)	(2,347)	(659)
Add: Cash on deposit at E*TRADE Bank(1)	611	405	269
Corporate cash	$645	$391	$541

(1)
Corporate cash includes the parent company's deposits placed with E*TRADE Bank. E*TRADE Bank may use these deposits for investment purposes; however, these investments are not included in consolidated cash and equivalents.

E*TRADE 2019 10-K | Page 58

Corporate cash increased $254 million to $645 million during the year ended December 31, 2019 primarily due to the following:

•	$1.7 billion of dividends received from bank and brokerage subsidiaries

•	$1.1 billion used for share repurchases

•	$175 million used for dividends, including $135 million in common stock dividends and $40 million in preferred stock dividends

•
$121 million used primarily for parent company overhead, including both fixed and variable costs, less reimbursements from subsidiaries under cost sharing arrangements and the impact of cash activity at other non-regulated subsidiaries

•	$52 million used for corporate debt activity

•	$29 million used for the acquisition of Gradifi

•	$29 million used for income tax payments, net of refunds and subsidiary reimbursements
E*TRADE Bank Liquidity
E*TRADE Bank, including its subsidiary E*TRADE Savings Bank, relies primarily on deposits for liquidity needs. Management believes that within deposits, sweep deposits are of particular importance as they are a stable source of liquidity for E*TRADE Bank. The vast majority of E*TRADE Bank's liquidity is invested in securities backed by the US government or its agencies, representing highly liquid securities with low credit risk.
We may also utilize wholesale funding sources for short-term liquidity and contingency funding requirements. Our ability to borrow these funds is dependent upon the continued availability of funding in the wholesale borrowings market. In addition, we can borrow from the Federal Reserve Bank of Richmond's discount window to meet short-term liquidity requirements, although it is not viewed as a primary source of funding. At December 31, 2019, E*TRADE Bank had $6.8 billion and $1.3 billion in collateralized borrowing capacity with the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank of Richmond, respectively.
E*TRADE Securities Liquidity
E*TRADE Securities relies primarily on customer payables and securities lending to provide liquidity and to fund margin lending. E*TRADE Securities maintains additional liquidity through external lines of credit totaling approximately $1.3 billion. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank.

E*TRADE 2019 10-K | Page 59

External Liquidity Sources
The following table presents the Company's external lines of credit at December 31, 2019 (dollars in millions):

Description	Maturity Date	Borrower	Outstanding	Available
Senior unsecured, committed revolving credit facility(1)	June 2024	ETFC	$—	$300
FHLB secured credit facility	Determined at trade	ETB	$—	$6,837
Federal Reserve Bank discount window	Overnight	ETB	$—	$1,336
Senior unsecured, committed revolving credit facility(2)	June 2020	ETS	$—	$600
Secured, committed lines of credit	June 2020	ETS	$—	$175
Unsecured, uncommitted lines of credit	June 2020	ETS	$—	$50
Unsecured, uncommitted lines of credit	None	ETS	$—	$75
Secured, uncommitted lines of credit	None	ETS	$—	$425

(1)
On June 21, 2019, the Company entered into a new five year, $300 million senior unsecured committed revolving credit facility, which replaced its three year senior unsecured committed revolving credit facility entered into on June 23, 2017. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to the Company's interest coverage, leverage and regulatory net capital ratios with which the Company was in compliance at December 31, 2019.

(2)
On June 21, 2019, E*TRADE Securities entered into a 364-day, $600 million senior unsecured committed revolving credit facility, which replaced its 364-day senior unsecured committed revolving credit facility entered into on June 22, 2018. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at December 31, 2019.

Capital Resources
The Company seeks to manage capital levels in support of our business strategy of generating and effectively deploying capital for the benefit of our shareholders, governed by the Company's risk management framework. For additional information on our bank and brokerage capital requirements, refer to Note 18—Regulatory Requirements.

E*TRADE 2019 10-K | Page 60

Bank Capital Requirements
At December 31, 2019, our regulatory capital ratios for E*TRADE Financial and E*TRADE Bank were above the minimum ratios required to be "well capitalized." Currently, the internal threshold for E*TRADE Financial's Tier 1 leverage ratio is 6.5% and the internal threshold for E*TRADE Bank's Tier 1 leverage ratio is 7.0%. For additional information on bank regulatory requirements refer to Part I. Item 1. Business—Regulation and to Note 18—Regulatory Requirements.
The following table presents E*TRADE Financial and E*TRADE Bank's capital ratios (dollars in millions):

	E*TRADE Financial		E*TRADE Bank
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Shareholders’ equity	$6,543	$6,562	$3,488	$3,557
Deduct:
Preferred stock	(689)	(689)	—	—
Common Equity Tier 1 capital before regulatory adjustments	$5,854	$5,873	$3,488	$3,557
Add:
Losses in other comprehensive income on available-for-sale debt securities, net of tax	28	275	28	275
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,466)	(2,540)	(276)	(287)
Disallowed deferred tax assets	(70)	(200)	—	(61)
Common Equity Tier 1 capital	$3,346	$3,408	$3,240	$3,484
Add:
Preferred stock	689	689	—	—
Tier 1 capital	$4,035	$4,097	$3,240	$3,484
Add:
Other	25	46	17	37
Total capital	$4,060	$4,143	$3,257	$3,521

Average assets for leverage capital purposes	$60,968	$64,767	$45,320	$49,568
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,466)	(2,540)	(276)	(287)
Disallowed deferred tax assets	(70)	(200)	—	(61)
Adjusted average assets for leverage capital purposes	$58,432	$62,027	$45,044	$49,220

Total risk-weighted assets(1)	$10,635	$10,970	$8,872	$9,994

Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	6.9%	6.6%	7.2%	7.1%
Common Equity Tier 1 capital / Total risk-weighted assets(1)	31.5%	31.1%	36.5%	34.9%
Tier 1 capital / Total risk-weighted assets	37.9%	37.3%	36.5%	34.9%
Total capital / Total risk-weighted assets	38.2%	37.8%	36.7%	35.2%

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

E*TRADE 2019 10-K | Page 61

Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At December 31, 2019, these subsidiaries met their minimum net capital requirements. We continue to assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. For additional information on our broker-dealer and FCM capital requirements, refer to Note 18—Regulatory Requirements.
Off-Balance Sheet Arrangements
We enter into various off-balance sheet arrangements in the ordinary course of business, primarily to meet the needs of our customers and to reduce our own exposure to interest rate risk. These arrangements include firm commitments to extend credit. Additionally, we enter into guarantees and other similar arrangements as part of transactions in the ordinary course of business. For additional information on these arrangements, refer to Note 20—Commitments, Contingencies and Other Regulatory Matters.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (dollars in millions):

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Corporate debt(1)	$52	$697	$68	$926	$1,743
Leases(2)	41	75	73	107	296
Purchase obligations(3)	111	44	16	—	171
Uncertain tax positions	2	21	11	—	34
Certificates of deposit(4)(5)	14	4	1	—	19
Total contractual obligations	$220	$841	$169	$1,033	$2,263

(1)	Includes annual interest payments and scheduled maturities.

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

(4)
Includes annual interest based on the contractual features of each security, using market rates at December 31, 2019. Interest rates are assumed to remain at current levels over the life of all adjustable rate instruments.

(5)	Does not include sweep deposits, savings deposits, money market or checking deposits as there are no stated maturity dates and/or scheduled contractual payments.
The Company also had $43 million in unfunded contingent investment commitments to partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated, at December 31, 2019. Additional information related to commitments and contingent liabilities is detailed in Note 20—Commitments, Contingencies and Other Regulatory Matters.

E*TRADE 2019 10-K | Page 62

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

•
Strategic Risk—the risk of loss of market size, market share, capital or margin in our business, leading to lost revenues and potentially significant reductions to net income, assets, and/or market value

•
Reputational Risk—the potential that negative perceptions regarding our conduct or business practices or capacity to conduct business will adversely affect valuation, profitability, operations, or the customer base, or require costly litigation or other measures

•
Legal and Regulatory Risk—the risk to earnings or capital arising from violations of, or non-conformance with, laws, rules, regulations, applicable guidance, internal policies, or ethical standards, as well as uncertainties surrounding the interpretation or application of laws. Legal and regulatory risk also arises in situations where the rules governing certain related products or activities may be ambiguous, untested, or in the process of significant change or revision.

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

E*TRADE 2019 10-K | Page 63

•
Enterprise Risk Management Committee (ERMC)—the ERMC is the senior-most risk management committee and has primary responsibility for approving risk limits and monitoring risk management activities. The ERMC also resolves issues escalated by the other risk management committees and in certain instances approves exceptions to risk policies

•
Asset Liability Committee (ALCO)—the ALCO has primary responsibility for monitoring of market, interest rate, and liquidity risk, and approves related risk limits or recommends related risk limits to be approved by the ERMC

•
Credit Committee—the Credit Committee has responsibility for approving credit programs, including those supporting margin lending, investments in credit sensitive assets, loan modifications and securities-based lending. The Credit Committee also has responsibility for developing credit risk limits and submitting them to the ERMC for approval

•
Operational Risk and Control Committee (ORCC)—the ORCC has responsibility for the oversight and management of the operational risks in all business lines, legal entities, and departments, including the development and reporting of key operational risk metrics. The ORCC has oversight of operational risk management in the existing enterprise risk categories, including: transactions execution risk, information security (e.g. cyber security) and other security risks, legal and regulatory risks, systems and information technology risks, and employment risks

•
Technology Risk Committee (TRC)—the TRC provides oversight to ensure that all information technology, including information security, objectives and requirements are met and that policies, programs and plans are implemented

Credit Risk Management
We have expanded our credit risk appetite to include purchases of non-agency securities within risk limits. We face credit risks as follows:

•	We hold credit risk exposure in our legacy loan portfolio and in connection with our investments in non-agency commercial mortgage-backed and non-agency ABS

•
We offer securities-based lending products and margin loans to our customers which leads to the risk of credit losses in the event a customer's assets decline due to adverse market conditions, leaving the account with an unsecured debit that the customer is not able or willing to cover

•
We engage in financial transactions with counterparties, which expose us to counterparty credit losses or collateral losses in the event a counterparty cannot meet its obligations. These financial transactions include our invested cash, securities lending, repurchase and reverse repurchase agreements, and derivatives portfolios, as well as the settlement of trades.

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

E*TRADE 2019 10-K | Page 64

Loss Mitigation on the Loan Portfolio
Our credit risk team manages the mitigation of credit risk within the loan portfolio. We continue to have loan modification programs that were established to minimize potential losses in the mortgage portfolios by targeting borrowers experiencing financial difficulties. During the years ended December 31, 2019 and 2018, these programs were utilized to modify $9 million and $15 million, respectively, of one- to four-family loans, and $4 million and $5 million, respectively, of home equity loans. These modifications were classified as troubled debt restructurings (TDRs). We also process minor modifications on certain loans in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs. At December 31, 2019 and 2018, we had $5 million and $7 million, respectively, of mortgage loans with minor modifications that were not considered TDRs.
Currently, our entire mortgage loan portfolio is serviced by third parties. To reduce vendor, operational and regulatory risks, we have assessed our servicing relationships and, where appropriate, consolidated providers or transferred certain mortgage loans to servicers that specialize in managing troubled assets. At December 31, 2019, $981 million gross unpaid principal balance of our mortgage loans were held at servicers that specialize in managing troubled assets. We believe this initiative has improved and will continue to improve the credit performance of the loans transferred compared to the expected credit performance of these same loans if they had not been transferred.
Liquidity Risk Management
Liquidity risk is monitored by the ALCO, the ERMC and the ROC. Liquidity risk arises in a number of key areas:

•	Negative news affecting the financial services and banking sector, in general, could have a systemic liquidity impact

•	Significant concerns about our solvency or liquidity position could cause idiosyncratic liquidity stress

•	Increases in short term rates could cause deposit outflow and funding pressure

•	The parent company has no revenue sources other than dividends from its subsidiaries to fund corporate debt obligations, which introduces additional liquidity concerns

•	Our corporate debt covenants and restrictions could impact our ability to distribute capital or obtain additional debt financing
We have in place a comprehensive set of liquidity and funding policies as well as contingency funding plans that are intended to maintain our flexibility to address liquidity events specific to us or the market in general. See MD&A—Liquidity and Capital Resources for additional information.
Market Risk Management
The most significant type of market risk we face is interest rate risk. Interest rate risk is the risk of adverse changes in earnings or market value arising from our balance sheet position due to changes in interest rates. We face interest rate risk in the following areas:

•
A large proportion of our balance sheet is actively invested in MBS, agency notes, and other federal government obligations, which are subject to income and market value changes due to changes in interest rates and spreads

•	We hold a sizable amount of customer deposits, which can be sensitive to the offer rate and/or the stock market environment

E*TRADE 2019 10-K | Page 65

•	Our margin customers (inclusive of futures and options customers) are subject to market risk when an account’s value declines due to market conditions
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
Operational Risk Management
Operational risk is reviewed, challenged and monitored by the ORCC, the ERMC and the ROC. Operational risk is one of the most significant risks inherent in our strategy and business model. We face a wide variety of operational risks and consider operational risk across five categories:

Information Security / Cyber Risk is the potential for misuse, disclosure, loss or corruption of our data (including customer data), or damage to information systems, that may adversely impact the confidentiality, integrity, and/or availability of our information resources, including:

•	Internal Malicious - Deliberate acts of sabotage, theft, or other malicious activities committed by employees or other insiders

•	Internal Unintentional - Acts leading to misuse, disclosure, loss, or damage stemming from human error committed by employees and other insiders

•	External Malicious - The most exposed cyber risk; deliberate attacks from outside parties, including criminal syndicates, hacktivists, and nation states

•	External Unintentional - Similar to the internal unintentional, these acts cause misuse, disclosure, loss, or damage to the Company by outside parties but are not deliberate

Information Technology Risk is associated with the use, ownership, operation, influence, and adoption of technology within the Company, including:

•
Disaster Recovery Risk - The risk of a natural or human-induced disaster (e.g., weather event, technology outage, unrest, pandemic) resulting in the inability to continue or recover critical technology systems in a timely manner

•	Change Management Risk - The risk that changes to technology systems do not meet the objectives and requirements of the business

•	IT Operations Risk - The risk of issues with network, database, application, or infrastructure systems that result in loss of revenue or productivity

Vendor Risk is associated with our reliance on third parties to provide products or services either directly to us or on behalf of us to customers, employees, and/or institutions, including:

•	Failure of third party service providers to adequately perform certain functions or to perform oversight of their own third parties

•	Unexpected interruptions in service

•	Breach of data of the third party that includes our data

Model Risk is associated with our models used for a variety of internal purposes that may be critical to our day-to-day business, operations, decisions, and/or protection from external factors, such as money

E*TRADE 2019 10-K | Page 66

laundering attempts. Some of the key risks associated with using models that may affect business decisions and client interactions include:

•	Model design, methodology, modeling choices, data, outputs are not appropriate for the model’s intended use

•	Model results cannot be interpreted, are not intuitive, or the model’s performance deteriorates, making the model unreliable for use

General Operational Risk is meant to capture all other risks not detailed in the other specific operational risk categories above, including:

•	External or internal fraud

•	Process failures, unrelated to technology

•	Failure of internal controls, unrelated to technology

•	High turnover or loss of key personnel affecting performance
Strategic Risk Management
Strategic risk is reviewed, challenged and monitored by the ERMC and the ROC. We aim to mitigate strategic risk through the competitive positioning of our offerings. In our efforts to expand market share and product offerings, we may engage in inorganic growth opportunities that broaden our strategic risk profile. The main sources of strategic risk are:

•	A strategy which is ill-defined or which does not respond to trends in our competitive landscape

•	A lack of appropriate reaction mechanisms to adapt to changes in the business or regulatory environment

•	Regulatory changes impacting our strategic flexibility

•	Performance of our strategic initiatives or investments below key assumptions considered at the time of the investments
Reputational Risk Management
Reputational risks are reviewed, challenged and monitored by the ERMC and the ROC. Reputational risk can manifest itself in all areas of our business often due to negative publicity associated with other types of risk. The most significant reputational risks to us are in the following areas:

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

E*TRADE 2019 10-K | Page 67

Legal and Regulatory Risk Management
Legal and Regulatory risks are reviewed, challenged and monitored by the ERMC and the ROC. This risk exposes the Company to fines, civil money penalties, diminished reputation, reduced franchise value, limited business opportunities and reduced expansion potential. The following areas of legal and regulatory risk are particularly pertinent:

•	Extensive government regulation, including broker-dealer, banking and securities rules and regulations, which could restrict our business practices

•
Changes in laws and regulation may have a material impact on our operations. In addition, we could face negative regulatory consequences, which could have a material negative effect on our business, if we are unable to meet these new requirements

•
Failure to comply with applicable laws or regulations, either domestically or internationally, could subject us to disciplinary actions, monetary or other penalties or restrictions that could significantly harm our business

•
We may be subject to investigations, threatened or actual lawsuits as a result of alleged or actual business practices, changes in laws, business disputes, or regulatory expectations. If we fail to take appropriate measures to protect assets (for example, intellectual property) owned by the institution that could lead to a loss in franchise value.

CONCENTRATIONS OF CREDIT RISK
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. Our mortgage loan portfolio represents our most significant credit risk exposure.

•
One- to Four-Family Interest-Only Loans and Home Equity Loans: One- to four-family loans include loans with a five to ten-year interest-only period, followed by an amortizing period ranging from 20 to 25 years. The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest-only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At December 31, 2019, all of the one-to four-family loans were amortizing and substantially all of the HELOC portfolio had converted from the interest-only draw period. These conversions mitigate the risk associated with these loans; however, the Company is still exposed to the risk if the borrows fail to perform.

•
Securities: We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the US government or its agencies to have low credit risk as the long-term debt rating of the US government is AA+ by S&P and Aaa by Moody’s at December 31, 2019. The amortized cost of these securities accounted for 99% of our total securities portfolio at December 31, 2019. We review the remaining debt securities that were not backed by the US government or its agencies according to their credit ratings from S&P and Moody’s where available, and all such debt securities were rated investment grade at December 31, 2019.

E*TRADE 2019 10-K | Page 68

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
Allowance for Loan Losses

The allowance for loan losses is management's estimate of probable losses inherent in the loan portfolio as of the balance sheet date. Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. We recognized a benefit to provision for loan losses of $51 million for the year ended December 31, 2019. The benefit recognized reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs that were not included in our loss estimates. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 7—Loans Receivable, Net for additional information on the allowance methodology and the quantitative and qualitative factors considered in determination of the allowance for loan losses for the periods presented. See New Accounting Standards Not Yet Adopted for additional information on the impact of the new accounting for credit losses guidance that became effective for the Company beginning on January 1, 2020.
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
The valuation of goodwill and acquired intangible assets requires significant judgment and estimates by management. For example, the valuation of certain finite lived intangible assets acquired in the Gradifi, Capital One, and TCA transactions were performed using variations of the income approach (relief from royalty method or multi-period excess earnings method) which required management estimates of future earnings and cash flows. The useful life of the finite lived intangible assets was determined based on management's estimate of the period over which those intangible assets are expected to provide economic benefit to the Company. Management also applies judgment in conducting impairment testing for goodwill and finite lived intangible assets, including estimates of fair value based on the income or market approach and estimates required to determine the useful lives of finite lived intangible assets. The Company evaluated the customer relationship intangibles (CRI) associated with its retail channel for impairment as a result of the commissions reduction announced in the fourth quarter of 2019 and noted that no impairment or resulting change to the useful lives of the related CRIs was indicated as a result of this analysis.

E*TRADE 2019 10-K | Page 69

If our estimates of fair value change due to future events differing significantly from the forecasts used to determine fair value, changes in our business or other factors, the Company may recognize an impairment of goodwill or acquired intangible assets, which could have a material adverse effect on our financial condition and results of operations. If the Company's publicly traded equity were to experience a significant decrease in market capitalization, goodwill would be tested for impairment. Intangible assets with finite lives are amortized over their estimated useful lives, therefore changes in the estimated useful lives could result in the recognition of an impairment.
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
Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations being conducted by various taxing authorities, and newly enacted statutory, judicial and regulatory guidance that impacts the relative merits and risks of the tax positions. These changes, when they occur, affect accrued taxes and can be significant to the Company's results of operations. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 14—Income Taxes for additional information about the Company's income taxes.
New Accounting Standards Not Yet Adopted
Accounting for Credit Losses

In June 2016, the Financial Accounting Standards Board (FASB) amended the guidance on accounting for credit losses and has subsequently issued clarifications and improvements. The new guidance became effective for the Company's interim and annual periods beginning January 1, 2020. The amended guidance requires measurement of an allowance for credit losses for financial instruments, including loans and debt securities, and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical performance, current conditions, and reasonable and supportable forecasts, including expected charge-off recoveries, will be used to estimate expected credit losses. The FASB issued additional amended guidance during the second quarter of 2019 clarifying that the current expected credit losses (CECL) standard allows for subsequent increases in the fair value of collateral for collateral-dependent loans to be recognized up to the amount previously charged-off.

Determining the CECL allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. The Company has not originated a mortgage loan since 2008 when the Company exited direct retail lending, which was the last remaining loan origination channel after the Company’s exit from the wholesale mortgage lending channel in 2007. We expect the legacy mortgage portfolio to continue its run-off for the foreseeable future. Our portfolio has seasoned, as the weighted average age of the mortgage loan portfolio is approximately 14 years, and substantially all interest-only loans have converted to amortizing loans. As of December 31, 2019, the Company expects to recognize an after-tax benefit related to mortgage loans of approximately $80 million as an adjustment to opening retained earnings at adoption on January 1, 2020. The expected benefit is related to the fair value of the underlying collateral for mortgage loans that were determined to be collateral-dependent and previously

E*TRADE 2019 10-K | Page 70

written down to the fair value of the underlying collateral. The final opening adjustment will be included in the Company's periodic filing for the three months ended March 31, 2020.

The CECL allowance is based on assumptions about quantitative and qualitative factors, and changes to the allowance may result if future conditions differ from these assumptions. For example, in the event the cash received through liquidation or other form of recovery for collateral-dependent loans is less than the fair value of collateral less estimated costs to sell, additional losses may be recognized. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the CECL allowance in future periods. Our underlying assumptions and judgments could prove to be inaccurate, which could impact our regulatory capital position and results of operations in future periods. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

E*TRADE 2019 10-K | Page 71

STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES
The following table outlines the information required by the SEC’s Industry Guide 3, Statistical Disclosure by Bank Holding Companies:

Required Disclosure	Page
Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential
Average Balance Sheet and Analysis of Net Interest Income	44
Net Interest Income—Volumes and Rates Analysis	73
Investment Portfolio
Investment Portfolio—Book Value and Fair Value	75
Investment Portfolio Maturity	76
Loan Portfolio
Loans by Type	76
Loan Maturities	77
Loan Sensitivities	77
Risk Elements
Nonaccrual, Past Due and Restructured Loans	77
Past Due Interest	77
Policy for Nonaccrual	101
Potential Problem Loans	133
Summary of Loan Loss Experience
Analysis of Allowance for Loan Losses	78
Allocation of the Allowance for Loan Losses	78
Deposits
Average Balance and Average Rates Paid	44
Time Deposit Maturities	62
Return on Equity and Assets	45
Short-Term Borrowings	79

E*TRADE 2019 10-K | Page 72

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

	2019 Compared to 2018 Increase (Decrease) Due To			2018 Compared to 2017 Increase (Decrease) Due To
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Cash and equivalents	$(3)	$2	$(1)	$(3)	$5	$2
Cash segregated under federal or other regulation	7	4	11	(5)	8	3
Investment securities	(24)	143	119	145	134	279
Margin receivables	(27)	18	(9)	113	58	171
Loans(1)	(29)	5	(24)	(38)	9	(29)
Broker-related receivables and other	1	2	3	(1)	12	11
Subtotal interest-earning assets	(75)	174	99	211	226	437
Other interest revenue(2)			3			1
Total interest-earning assets	(75)	174	102	211	226	438
Interest-bearing liabilities:
Sweep deposits:
Brokerage sweep deposits	(5)	17	12	—	38	38
Bank sweep deposits(3)	11	—	11	—	—	—
Savings deposits	10	66	76	—	9	9
Customer payables	3	5	8	1	16	17
Broker-related payables and other	(4)	(2)	(6)	—	10	10
Other borrowings	(17)	1	(16)	3	—	3
Corporate debt	7	2	9	10	(12)	(2)
Subtotal interest-bearing liabilities	5	89	94	14	61	75
Other interest expense(4)			2			2
Total interest-bearing liabilities	5	89	96	14	61	77
Change in net interest income	$(80)	$85	$6	$197	$165	$361

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

(3)	Beginning November 2019, bank sweep deposits include Premium Savings Accounts participating in a sweep deposit account program.

(4)
Other interest expense is incurred on certain securities borrowed balances. Interest income earned on other securities borrowed balances is presented on the broker-related receivables and other line item above.

E*TRADE 2019 10-K | Page 73

Securities
Our investment portfolio includes a mortgage-backed securities portfolio and other debt securities that are classified into the following categories: available-for-sale or held-to-maturity.
Our mortgage-backed securities portfolio is primarily composed of:

•	Fannie Mae participation certificates, guaranteed by Fannie Mae

•	Freddie Mac participation certificates, guaranteed by Freddie Mac

•	Ginnie Mae participation certificates, guaranteed by Ginnie Mae, which is backed by the full faith and credit of the US Government

•	Collateralized mortgage obligations (CMO), which are guaranteed by one of the three above organizations

•	Non-agency mortgage-backed securities
Our other debt securities include agency debt securities guaranteed by the Small Business Administration, agency debentures which are unsecured senior debt offered by Fannie Mae, Freddie Mac and other government agencies, US Treasuries, and non-agency ABS collateralized by credit card, automobile loan and student loan receivables.

E*TRADE 2019 10-K | Page 74

The following table presents the amortized cost and fair value of securities that we held and classified as available-for-sale or held-to-maturity (dollars in millions):

	December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Available-for-sale securities:(1)
Debt securities:
Agency mortgage-backed securities	$16,267	$17,035	$22,140	$22,162	$19,395	$19,195
Agency debentures	632	659	833	839	939	966
US Treasuries	1,233	1,227	—	—	452	458
Non-agency asset-backed securities(2)	417	417	—	—	—	—
Non-agency mortgage-backed securities	159	163	—	—	—	—
Other agency debt securities	—	—	140	139	34	33
Municipal bonds	—	—	12	12	20	20
Other	—	—	1	1	—	—
Total debt securities	18,708	19,501	23,126	23,153	20,840	20,672
Publicly traded equity securities(3)	—	—	—	—	7	7
Total available-for-sale securities	$18,708	$19,501	$23,126	$23,153	$20,847	$20,679
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$20,085	$20,329	$18,085	$17,748	$20,502	$20,404
Agency debentures	267	271	1,824	1,808	710	708
Other agency debt securities	1,617	1,646	1,975	1,935	2,615	2,595
Other	—	—	—	—	12	12
Total held-to-maturity securities	$21,969	$22,246	$21,884	$21,491	$23,839	$23,719

(1)
Securities with a fair value of $744 million were transferred from available-for-sale to held-to-maturity based on a change in intent and demonstrated ability to hold these to maturity during the year ended December 31, 2019. Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million were transferred from held-to-maturity to available-for-sale during the year ended December 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. Securities with a fair value of $1.2 billion were transferred from available-for-sale to held-to-maturity during the year ended December 31, 2018, pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity.

(2)	Non-agency ABS collateralized by credit card, automobile loan and student loan receivables represented approximately 54%, 18% and 28%, respectively, of the non-agency ABS held at December 31, 2019.

(3)
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

E*TRADE 2019 10-K | Page 75

The following table presents the contractual maturities, amortized cost and current yields for the Company’s available-for-sale and held-to-maturity investment portfolio at December 31, 2019 (dollars in millions):

	Within One Year		One to Five Years		Five to Ten Years		After Ten Years		Total
	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield	Balance Due	Weighted Average Yield
Available-for-sale debt securities:
Agency mortgage-backed securities	$37	3.75%	$21	3.27%	$8,839	3.54%	$7,370	3.10%	$16,267	3.34%
Agency debentures	—	—%	—	—%	404	3.39%	228	3.82%	632	3.55%
US Treasuries	50	2.50%	175	2.50%	—	—%	1,008	2.46%	1,233	2.47%
Non-agency asset-backed securities	—	—%	164	2.54%	136	2.39%	117	2.57%	417	2.50%
Non-agency mortgage-backed securities	—	—%	—	—%	—	—%	159	2.99%	159	2.99%
Total available-for-sale debt securities	$87		$360		$9,379		$8,882		$18,708
Held-to-maturity debt securities:
Agency mortgage-backed securities	$29	3.70%	$1,558	2.71%	$2,372	2.85%	$16,126	3.11%	$20,085	3.05%
Agency debentures	—	—%	21	2.58%	184	3.39%	62	3.22%	267	3.29%
Other agency debt securities	18	3.21%	421	2.70%	479	2.38%	699	2.74%	1,617	2.63%
Total held-to-maturity debt securities	$47		$2,000		$3,035		$16,887		$21,969
Lending Activities
The following table presents the balance and associated percentage of each major loan category (dollars in millions):

	December 31,
	2019		2018		2017		2016		2015
	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
One- to four-family	$803	50%	$1,071	50%	$1,432	53%	$1,950	52%	$2,488	50%
Home equity	635	40	836	39	1,097	40	1,556	41	2,114	43
Consumer(1)	—	—	118	6	176	7	250	7	341	7
Securities-based lending	169	10	107	5	12	—	—	—	—	—
Total loans receivable	1,607	100%	2,132	100%	2,717	100%	3,756	100%	4,943	100%
Adjustments:
Unamortized premiums, net	5		8		11		16		23
Allowance for loan losses	(17)		(37)		(74)		(221)		(353)
Total adjustments	(12)		(29)		(63)		(205)		(330)
Loans receivable, net	$1,595		$2,103		$2,654		$3,551		$4,613

(1)	The Company sold its consumer loan portfolio in December 2019. Refer to Note 7—Loans Receivable, Net for additional information.

E*TRADE 2019 10-K | Page 76

The following table presents the contractual maturities of the loan portfolio at December 31, 2019, including scheduled principal repayments. This table does not, however, include any estimate of prepayments. These prepayments could significantly shorten the average loan lives and cause the actual timing of the loan repayments to differ from those shown in the following table (dollars in millions):

	Due in(1)
	< 1 Year	1-5 Years	>5 Years	Total
One- to four-family	$26	$133	$644	$803
Home equity	36	187	412	635
Securities-based lending(2)	169	—	—	169
Total loans receivable	$231	$320	$1,056	$1,607

(1)	Estimated scheduled principal repayments are calculated using weighted-average interest rate and weighted-average remaining maturity of each loan portfolio.

(2)	Securities-based lending is reflected in the less than one year category as these loans have no contractual maturity.
The following table presents the distribution of those loans that mature in more than one year between fixed and adjustable interest rate loans at December 31, 2019 (dollars in millions):

	Interest Rate Type
	Fixed	Adjustable	Total
One- to four-family	$126	$651	$777
Home equity	92	507	599
Total loans receivable	$218	$1,158	$1,376
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

	December 31,
	2019	2018	2017	2016	2015
One- to four-family	$114	$139	$192	$215	$263
Home equity	54	71	98	136	154
Consumer	—	—	—	1	1
Total nonperforming loans receivable	168	210	290	352	418
Real estate owned and other repossessed assets, net	13	13	27	36	29
Total nonperforming assets, net	$181	$223	$317	$388	$447
During the year ended December 31, 2019, we recognized $9 million of interest income on loans that were nonperforming at December 31, 2019. If our nonperforming loans at December 31, 2019 had been performing in accordance with their terms, we would have recorded additional interest income of approximately $15 million for the year ended December 31, 2019. At December 31, 2019 there were no commitments to lend additional funds to any of these borrowers.

E*TRADE 2019 10-K | Page 77

The following table presents an analysis of net charge-offs for the past five years (dollars in millions):

	Year Ended December 31,
	2019	2018	2017	2016	2015
Allowance for loan losses, beginning of period	$37	$74	$221	$353	$404
Provision (benefit) for loan losses	(51)	(86)	(168)	(149)	(40)
Charge-offs:
One- to four-family(1)	—	—	—	(1)	(2)
Home equity(1)	—	—	(7)	(17)	(31)
Consumer	(3)	(4)	(6)	(7)	(11)
Total charge-offs	(3)	(4)	(13)	(25)	(44)
Recoveries:(2)
One- to four-family	6	7	8	8	—
Home equity	26	43	23	29	26
Consumer	2	3	3	5	7
Total recoveries	34	53	34	42	33
Net (charge-offs) recoveries(2)	31	49	21	17	(11)
Allowance for loan losses, end of period	$17	$37	$74	$221	$353
Net charge-offs (recoveries) to average loans receivable outstanding	(1.7)%	(2.0)%	(0.7)%	(0.4)%	0.2%

(1)
Includes benefits resulting from recoveries of partial charge-offs due to principal paydowns or payoffs for the periods presented. The benefits included in the charge-offs line item exceeded other charge-offs for both one-to-four family and home equity loan portfolios during the year ended 2019 and 2018, and for the one-to-four family loan portfolio during the year ended 2017.

(2)	Recoveries include the impact of mortgage originator settlements and sale of previously charged-off loans as applicable. For additional information refer to Note 6—Loans Receivable, Net.
The following table presents the allocation of the allowance for loans losses by loan category for the past five years (dollars in millions):

	December 31,
	2019		2018		2017		2016		2015
	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)	Amount	%(1)
One-to four family	$6	50%	$9	50%	$24	53%	$45	52%	$40	50%
Home equity	11	40	26	39	46	40	171	41	307	43
Consumer	—	—	2	6	4	7	5	7	6	7
Securities-based lending	—	10	—	5	—	—	—	—	—	—
Total allowance for loan losses(2)	$17	100%	$37	100%	$74	100%	$221	100%	$353	100%

(1)	Represents percentage of loans receivable in the category to total loans receivable, excluding premiums (discounts).

(2)	Securities-based lending was launched in 2017. These loans were fully collateralized by cash and securities with fair values in excess of borrowings at December 31, 2019, 2018 and 2017, respectively.

E*TRADE 2019 10-K | Page 78

Borrowings
Deposits represent our most significant and stable source of funding. In addition, we have utilized wholesale funding sources such as FHLB advances and repurchase agreements.
We are a member of, and own capital stock in, the FHLB system. The FHLB provides us with reserve credit capacity and authorizes us to apply for advances based on the security of pledged mortgage loans and mortgage-backed securities—principally agency-backed securities—provided we meet certain creditworthiness standards.
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
Interest Rate Risk
Our exposure to interest rate risk is related primarily to interest-earning assets and interest-bearing liabilities. Managing interest rate risk is essential to profitability. The primary objective of interest rate risk management is to control exposure to interest rates within the Board-approved limits and with limited exposure to earnings volatility resulting from interest rate fluctuations. Our general strategies to manage interest rate risk include balancing variable-rate and fixed-rate assets and liabilities and utilizing derivatives to help manage exposures to changes in interest rates. Exposure to interest rate risk requires management to make complex assumptions regarding maturities, market interest rates and customer behavior. Changes in interest rates, including the following, could impact interest income and expense:

•	Interest-earning assets and interest-bearing liabilities may re-price at different times or by different amounts, creating a mismatch

•	The yield curve may steepen, flatten or otherwise change shape, which could affect the spread between short- and long-term rates. Widening or narrowing spreads could impact net interest income

•	Market interest rates may influence prepayments, resulting in maturity mismatches. In addition, prepayments could impact yields as premiums and discounts amortize
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At December 31, 2019, 91% of our total assets were interest-earning assets and we had no securities classified as trading.
At December 31, 2019, 62% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
When real estate loans or mortgage-backed securities are prepaid, unamortized premiums and/or discounts are recognized immediately in interest income. Depending on the timing of the prepayment, these adjustments to income would impact anticipated yields. The Company reviews estimates of the impact of

E*TRADE 2019 10-K | Page 79

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
The following table presents the sensitivity of EVE and EAR at the consolidated E*TRADE Financial level (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points) (1)	Economic Value of Equity				Earnings-at-Risk
	December 31,				December 31,
	2019		2018		2019		2018
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$(217)	(3.6)%	$148	1.8%	$246	15.8%	$187	9.2%
+100	$39	0.6%	$198	2.4%	$140	9.0%	$101	5.0%
+50	$96	1.6%	$146	1.8%	$83	5.3%	$53	2.6%
-50	$(200)	(3.3)%	$(273)	(3.4)%	$(103)	(6.6)%	$(88)	(4.3)%

(1)	These scenario analyses assume a balance sheet size as of the dates indicated. Any changes in size would cause the amounts to vary.

E*TRADE 2019 10-K | Page 80

We actively manage interest rate risk. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our interest rate risk position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel interest rate changes in EVE and EAR to the established limits set by the board of directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be promptly notified in writing and decide upon a plan of remediation. In addition, the board of directors must be notified of the exception and the planned resolution. At December 31, 2019 the EVE and EAR percentage changes were within our Board limits.
Market Risk
Equity Securities Risk
We are indirectly exposed to equity securities risk in connection with securities collateralizing margin receivables and amounts borrowed under our E*TRADE Line of Credit, a securities-based lending product, as well as risk related to our securities lending and borrowing activities. We manage risk on margin and securities-based lending by requiring customers to maintain collateral in compliance with internal and, as applicable, regulatory guidelines. We monitor required margin levels daily and require our customers to deposit additional collateral, or to reduce positions, when necessary. We continuously monitor customer accounts to detect excessive concentration, large orders or positions, and other activities that indicate increased risk to us. We manage risks associated with our securities lending and borrowing activities by requiring credit approvals for counterparties, by monitoring the market value of securities loaned and collateral values for securities borrowed on a daily basis and requiring additional cash as collateral for securities loaned or return of collateral for securities borrowed when necessary, and by participating in a risk-sharing program offered through the Options Clearing Corporation.
Non-Agency Debt Securities Risk
During the fourth quarter of 2018, we expanded our enterprise RAS and updated our investment policies to permit investments in high-credit quality non-agency securities that include commercial mortgage-backed securities and ABS. We are exposed to risk in connection with the investments in non-agency commercial mortgage-backed and non-agency ABS, the latter of which are collateralized by credit card, automobile loan and student loan receivables at December 31, 2019. While our current non-agency investments are limited to senior classes, we may be exposed to a higher level of credit risk in the future if we purchase non-senior classes of notes. We manage risk with respect to non-agency securities by performing pre-purchase due diligence to assess collateral quality, transaction structure, cash flow sensitivity, and overall transaction risk. The results of the due diligence are reviewed and approved prior to purchase and the related investment performance is monitored monthly to assess any risk or other trends that emerge.

E*TRADE 2019 10-K | Page 81

KEY TERMS
Active trader—Customers that execute 30 or more trades per quarter.
Adjusted operating margin—A non-GAAP measure calculated by dividing adjusted income before income tax expense by total net revenue. Adjusted income before income tax expense, a non-GAAP measure, excludes provision (benefit) for loan losses and losses on early extinguishment of debt, as applicable.
Adjusted return on common equity—A non-GAAP measure calculated by dividing adjusted net income available to common shareholders, a non-GAAP measure which excludes the provision (benefit) for loan losses and losses on early extinguishment of debt, as applicable, by average common shareholders' equity, which excludes preferred stock.
Advisers Act—Investment Advisers Act of 1940.
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
CLTV—Combined loan-to-value ratio.
CMO—Collateralized mortgage obligations.
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
Consolidated financial statements—Refers to the consolidated financial statements prepared in accordance with GAAP as included in the Company's Annual Report on Form 10-K, as amended, and the condensed consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q.

E*TRADE 2019 10-K | Page 82

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
Customer-directed trades—Includes all customer directed trades, including trades associated with no-transaction-fee mutual funds, options trades through the Dime Buyback Program, and all ETF transactions (including those formerly classified as commission-free).
Daily average revenue trades (DARTs)—Total customer-directed trades in a period divided by the number of trading days during that period.
Derivative—A financial instrument or other contract which includes one or more underlying securities, notional amounts, or payment provisions. The contract generally requires no initial net investment and is settled on a net basis.
Derivative DARTs—Customer directed options and futures trades in a period divided by the number of trading days during that period.
Dime Buyback Program—A program that allows customers to manage and protect capital by allowing them to close short options without commissions or contract fees.
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

E*TRADE 2019 10-K | Page 83

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
Investment grade—Defined as a rating equivalent to a Moody’s Investors Service (Moody’s) rating of “Baa3” or higher or an S&P rating of “BBB-” or higher.
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

E*TRADE 2019 10-K | Page 84

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
TCJA—Tax Cuts and Jobs Act.
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

E*TRADE 2019 10-K | Page 85

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

E*TRADE 2019 10-K | Page 86

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
Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements in accordance with GAAP.
E*TRADE Financial Corporation’s Independent Registered Public Accounting Firm, Deloitte & Touche LLP, has issued an audit report regarding the Company’s internal control over financial reporting, which appears on page 88.

E*TRADE 2019 10-K | Page 87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of E*TRADE Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of E*TRADE Financial Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 19, 2020, expressed an unqualified opinion on those financial statements.
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
February 19, 2020

E*TRADE 2019 10-K | Page 88

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of E*TRADE Financial Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of E*TRADE Financial Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively, the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Credit Losses—Valuation of Collateral-Dependent Loans—Refer to Note 1 to the financial statements.
Critical Audit Matter Description
In 2016, the Financial Accounting Standards Board (FASB) amended the guidance on accounting for credit losses and has subsequently issued clarifications and improvements. The FASB subsequently issued

E*TRADE 2019 10-K | Page 89

additional amended guidance that clarified that the current expected credit losses (CECL) standard allows for subsequent increases in the fair value of collateral for collateral-dependent loans to be recognized up to the amount previously charged-off. The Company adopted the new standard on January 1, 2020, using a modified retrospective approach. The Company expects to recognize an after-tax benefit related to mortgage loans of approximately $80 million as an adjustment to opening retained earnings at adoption. The adoption impact will also be presented on the balance sheet as a “negative allowance” associated with these loans. When estimating the fair value of the underlying collateral, management utilizes the most recent “as is” property valuation data available, which includes appraisals, broker price opinions, automated valuation models or updated values using home price indices, reduced by qualifying estimated costs to sell.
We identified the accounting for collateral-dependent loans under CECL and related valuations as a critical audit matter because of the significant change in the accounting for these loans and judgments made by management to estimate collateral values, which included unobservable inputs that were significant to the collateral fair value and the magnitude of the impact on the allowance for credit losses. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm having expertise in the application of the CECL accounting standard.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the accounting and valuation of the collateral-dependent loans under CECL included the following, among others:

•
With the assistance of professionals in our firm having expertise in the CECL accounting standard, we evaluated the Company’s conclusions regarding the accounting for subsequent increases in the fair value of collateral for collateral-dependent loans under CECL.

•
Tested the effectiveness of controls over the collateral-dependent loans and related negative allowance, including management’s controls over obtaining the fair value of the underlying collateral and calculation of the negative allowance.

•	Evaluated the appropriateness of the methodology and valuation sources used by management to develop the estimates of collateral values.

•
Evaluated management’s ability to estimate fair value by comparing, for a sample of collateral-dependent loans, the estimated fair values to valuation sources, including appraisals, broker price opinions, automated valuation models, or home price indices, and independently-obtained collateral values, and performed a trend analysis on the collateral fair values.

•	Tested the mathematical accuracy of management’s calculation of the negative allowance associated with the collateral-dependent loans.

/s/ Deloitte & Touche LLP

McLean, Virginia
February 19, 2020
We have served as the Company’s auditor since 1994.

E*TRADE 2019 10-K | Page 90

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share data and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Interest income	$2,111	$2,009	$1,571
Interest expense	(259)	(163)	(86)
Net interest income	1,852	1,846	1,485
Commissions	421	498	441
Fees and service charges	588	431	369
Gains (losses) on securities and other, net	(23)	53	28
Other revenue	48	45	43
Total non-interest income	1,034	1,027	881
Total net revenue	2,886	2,873	2,366
Provision (benefit) for loan losses	(51)	(86)	(168)
Non-interest expense:
Compensation and benefits	670	621	546
Advertising and market development	196	200	166
Clearing and servicing	133	126	124
Professional services	105	96	99
Occupancy and equipment	135	124	116
Communications	99	116	121
Depreciation and amortization	88	92	82
FDIC insurance premiums	14	30	31
Amortization of other intangibles	61	48	36
Restructuring and acquisition-related activities	23	7	15
Losses on early extinguishment of debt	—	4	58
Other non-interest expenses	94	77	76
Total non-interest expense	1,618	1,541	1,470
Income before income tax expense	1,319	1,418	1,064
Income tax expense	364	366	450
Net income	$955	$1,052	$614
Preferred stock dividends	40	36	25
Net income available to common shareholders	$915	$1,016	$589
Basic earnings per common share	$3.86	$3.90	$2.16
Diluted earnings per common share	$3.85	$3.88	$2.15
Weighted average common shares outstanding:
Basic (in thousands)	237,396	260,600	273,190
Diluted (in thousands)	237,931	261,669	274,352

See accompanying notes to the consolidated financial statements

E*TRADE 2019 10-K | Page 91

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$955	$1,052	$614
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Unrealized gains (losses), net	224	(203)	137
Reclassification into earnings, net	23	(31)	(24)
Transfer of held-to-maturity securities to available-for-sale securities(1)	—	6	—
Net change from available-for-sale securities	247	(228)	113
Reclassification of foreign currency translation into earnings, net	—	—	(2)
Other comprehensive income (loss)	247	(228)	111
Comprehensive income	$1,202	$824	$725

(1)
During the year ended December 31, 2018, securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million, or $6 million net of tax, were transferred from held-to-maturity securities to available-for-sale securities as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance.

See accompanying notes to the consolidated financial statements

E*TRADE 2019 10-K | Page 92

E*TRADE FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2019	2018
ASSETS
Cash and equivalents	$750	$2,333
Cash segregated under federal or other regulations	1,879	1,011
Available-for-sale securities	19,501	23,153
Held-to-maturity securities (fair value of $22,246 and $21,491 at December 31, 2019 and 2018, respectively)	21,969	21,884
Margin receivables	9,675	9,560
Loans receivable, net (net of allowance for loan losses of $17 and $37 at December 31, 2019 and 2018, respectively)	1,595	2,103
Receivables from brokers, dealers and clearing organizations	1,395	760
Property and equipment, net	339	281
Goodwill	2,510	2,485
Other intangibles, net	433	491
Other assets	1,370	942
Total assets	$61,416	$65,003
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$38,606	$45,313
Customer payables	12,849	10,117
Payables to brokers, dealers and clearing organizations	893	948
Corporate debt	1,410	1,409
Other liabilities	1,115	654
Total liabilities	54,873	58,441
Commitments and contingencies (see Note 20)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 403,000 shares issued and outstanding at both December 31, 2019 and 2018, respectively; aggregate liquidation preference of $700 at both December 31, 2019 and 2018, respectively	689	689
Common stock, $0.01 par value, 400,000,000 shares authorized, 222,622,333 and 246,495,174 shares issued and outstanding at December 31, 2019 and 2018, respectively	2	2
Additional paid-in-capital	4,416	5,462
Retained earnings	1,464	684
Accumulated other comprehensive loss	(28)	(275)
Total shareholders’ equity	6,543	6,562
Total liabilities and shareholders’ equity	$61,416	$65,003
See accompanying notes to the consolidated financial statements

E*TRADE 2019 10-K | Page 93

E*TRADE FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (In millions)

				Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2016	$394	274	$3	$6,921	$(909)	$(137)	$6,272
Cumulative effect of accounting change	—	—	—	—	3	—	3
Net income	—	—	—	—	614	—	614
Other comprehensive income	—	—	—	—	—	111	111
Issuance of preferred stock - Series B	295	—	—	—	—	—	295
Preferred stock dividends - Series A ($62.02 per share)	—	—	—	—	(25)	—	(25)
Repurchases of common stock	—	(9)	—	(362)	—	—	(362)
Share-based compensation	—	—	—	41	—	—	41
Other common stock activity	—	2	—	(18)	—	—	(18)
Balance at December 31, 2017	$689	267	$3	$6,582	$(317)	$(26)	$6,931
Cumulative effect of hedge accounting adoption	—	—	—	—	7	(7)	—
Reclassification of tax effects due to federal tax reform	—	—	—	—	14	(14)	—
Net income	—	—	—	—	1,052	—	1,052
Other comprehensive loss	—	—	—	—	—	(228)	(228)
Common stock dividends ($0.14 per share)	—	—	—	—	(36)	—	(36)
Preferred stock dividends - Series A ($58.76 per share)	—	—	—	—	(24)	—	(24)
Preferred stock dividends - Series B ($4,107.50 per share)	—	—	—	—	(12)	—	(12)
Repurchases of common stock	—	(22)	(1)	(1,139)	—	—	(1,140)
Share-based compensation	—	—	—	46	—	—	46
Other common stock activity	—	1	—	(27)	—	—	(27)
Balance at December 31, 2018	$689	246	$2	$5,462	$684	$(275)	$6,562
Net income	—	—	—	—	955	—	955
Other comprehensive income	—	—	—	—	—	247	247
Common stock dividends ($0.56 per share)	—	—	—	—	(135)	—	(135)
Preferred stock dividends - Series A ($58.76 per share)	—	—	—	—	(24)	—	(24)
Preferred stock dividends - Series B ($5,300.00 per share)	—	—	—	—	(16)	—	(16)
Repurchases of common stock	—	(25)	—	(1,085)	—	—	(1,085)
Share-based compensation	—	—	—	53	—	—	53
Other common stock activity	—	2	—	(14)	—	—	(14)
Balance at December 31, 2019	$689	223	$2	$4,416	$1,464	$(28)	$6,543
See accompanying notes to the consolidated financial statements

E*TRADE 2019 10-K | Page 94

E*TRADE FINANCIAL CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$955	$1,052	$614
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for loan losses	(51)	(86)	(168)
Depreciation and amortization (including amortization and accretion on investment securities)	225	244	262
(Gains) losses on securities and other, net	23	(53)	(28)
Losses on early extinguishment of debt	—	4	58
Share-based compensation	53	46	41
Deferred tax expense	245	339	450
Other	15	18	(7)
Net effect of changes in assets and liabilities:
(Increase) decrease in receivables from brokers, dealers and clearing organizations	(635)	418	(134)
Increase in margin receivables	(115)	(489)	(2,340)
(Increase) decrease in other assets	(204)	159	(49)
(Decrease) increase in payables to brokers, dealers and clearing organizations	(55)	(594)	559
Increase in customer payables	2,732	668	1,290
(Decrease) increase in other liabilities	(341)	(40)	34
Net cash provided by operating activities	2,847	1,686	582
Cash flows from investing activities:
Purchases of available-for-sale securities	(8,382)	(8,386)	(9,819)
Proceeds from sales of available-for-sale securities	10,735	7,423	1,645
Proceeds from maturities of and principal payments on available-for-sale securities	1,588	1,944	1,588
Purchases of held-to-maturity securities	(4,688)	(4,163)	(10,519)
Proceeds from maturities of and principal payments on held-to-maturity securities	5,307	2,395	2,556
Proceeds from sales of loans	80	30	40
Decrease in loans receivable	463	609	983
Capital expenditures for property and equipment	(149)	(112)	(102)
Net increase in securities purchased under agreements to resell	(200)	—	—
Proceeds from sale of real estate owned and repossessed assets	14	24	29
Acquisitions, net of cash acquired	(29)	(150)	—
Net cash flow from derivative contracts	(277)	221	66
Other	(34)	(25)	(43)
Net cash provided by (used in) investing activities	4,428	(190)	(13,576)

E*TRADE 2019 10-K | Page 95

E*TRADE FINANCIAL CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
(Decrease) increase in deposits	$(6,707)	$1,781	$11,060
Common stock dividends	(135)	(36)	—
Preferred stock dividends	(40)	(36)	(25)
Net (decrease) increase in advances from FHLB	—	(500)	500
Proceeds from issuance of senior notes	—	420	999
Payments on senior notes	—	—	(1,049)
Payments on trust preferred securities	—	(413)	—
Proceeds from issuance of preferred stock	—	—	300
Repurchases of common stock	(1,085)	(1,139)	(362)
Other	(23)	(32)	(36)
Net cash (used in) provided by financing activities	(7,990)	45	11,387
(Decrease) increase in cash, cash equivalents and segregated cash	(715)	1,541	(1,607)
Cash, cash equivalents and segregated cash, beginning of period	3,344	1,803	3,410
Cash, cash equivalents and segregated cash, end of period	$2,629	$3,344	$1,803

Cash and equivalents, end of period	$750	$2,333	$931
Segregated cash, end of period	1,879	1,011	872
Cash, cash equivalents and segregated cash, end of period	$2,629	$3,344	$1,803

Supplemental disclosures:
Cash paid for interest	$255	$157	$126
Cash paid for income taxes, net of refunds	$112	$11	$8
Right-of-use assets recognized upon adoption of new lease standard	$193	$—	$—
Right-of-use assets obtained during the period	$43	$—	$—
Non-cash investing and financing activities:
Transfers of loans held-for-investment to loans held-for-sale	$78	$—	$57
Transfers from loans to other real estate owned and repossessed assets	$17	$15	$27
Conversion of convertible debentures to common stock	$—	$—	$3
Transfer of available-for-sale securities to held-to-maturity securities	$744	$1,161	$—
Transfer of held-to-maturity securities to available-for-sale securities	$—	$4,672	$—

See accompanying notes to the consolidated financial statements

E*TRADE 2019 10-K | Page 96

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

•	E*TRADE Financial Corporate Services is a provider of software and services for managing equity compensation plans and student loan and financial wellness benefits to our corporate clients

•	E*TRADE Futures is a registered non-clearing FCM that provides retail futures transaction capabilities for our customers

•	E*TRADE Capital Management is an RIA that provides investment advisory services for our customers
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

E*TRADE 2019 10-K | Page 97

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning January 1, 2018, the Company updated the presentation of its consolidated statements of income to reclassify fair value hedging adjustments, previously referred to as hedge ineffectiveness, to net interest income as a result of the adoption of new accounting guidance. Prior period amounts have not been reclassified to current period presentation and continue to be reflected within gains (losses) on securities and other, net. Fair value hedging adjustments were losses of $3 million, $19 million and $14 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Summary of Significant Accounting Policies
Cash and Equivalents
The Company considers all highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are not segregated under federal or other regulations to be cash and equivalents. Cash and equivalents included $322 million and $1.8 billion at December 31, 2019 and 2018, respectively, of overnight cash deposits, a portion of which the Company is required to maintain with the Federal Reserve Bank.
Cash Segregated Under Federal or Other Regulations
Certain cash balances that are segregated for the exclusive benefit of the Company’s brokerage and futures customers are included in the cash segregated under federal or other regulations line item.
Investment Securities
Available-for-Sale Securities
Available-for-sale securities are composed principally of debt securities, primarily residential mortgage-backed securities and agency debt securities. Securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, after applicable hedge accounting adjustments, reflected as a component of accumulated other comprehensive loss, net of tax. Realized and unrealized gains or losses on available-for-sale debt securities are computed using the specific identification method. Interest earned on available-for-sale securities is included in interest income. Amortization or accretion of premiums and discounts on available-for-sale debt securities is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Gains or losses resulting from the sale of available-for-sale securities are recognized at the trade-date, based on

E*TRADE 2019 10-K | Page 98

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the difference between the anticipated proceeds and the amortized cost of the specific securities sold. Realized gains and losses on available-for-sale debt securities, with the exception of other-than-temporary impairment (OTTI) if applicable, are included in the gains (losses) on securities and other, net line item.
Held-to-Maturity Securities
Held-to-maturity securities consist of debt securities, primarily residential mortgage-backed securities and agency debt securities. Held-to-maturity securities are carried at amortized cost based on the Company’s intent and ability to hold these securities to maturity. Interest earned on held-to-maturity debt securities is included in interest income. Amortization or accretion of premiums and discounts is also recognized in interest income using the effective interest method over the contractual life of the security and is adjusted to reflect actual prepayments. Transfers of debt securities from available-for-sale to held-to-maturity are made at fair value at the date of transfer. Unrealized holding gains or losses at the date of transfer are included in other comprehensive income and in the carrying value of the held-to-maturity security and are amortized over the remaining life of the security.
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

E*TRADE 2019 10-K | Page 99

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans Receivable and related Allowance for Loan Losses
Loans Receivable, Net
Loans receivable, net consists of real estate and securities-based lending loans that management has the intent and ability to hold for the foreseeable future or until maturity, also known as loans held-for-investment. Management reviews this assessment at each balance sheet date. Loans held-for-investment are carried at amortized cost adjusted for unamortized premiums or discounts on purchased loans, deferred fees or costs on originated loans, net charge-offs, and the allowance for loan losses. Premiums or discounts on purchased loans and deferred fees or costs on originated loans are recognized in interest income using the effective interest method over the contractual life of the loans and are adjusted for actual prepayments. The Company’s classes of loans are one- to four-family, home equity, and securities-based lending. The Company sold its consumer loan portfolio in December 2019. For additional information on the consumer loan sale, see Note 7—Loans Receivable, Net.
Impaired Loans
The Company considers a loan to be impaired when it meets the definition of a TDR. Delinquency status is the primary measure the Company uses to evaluate the performance of loans modified as TDRs.
Troubled Debt Restructurings
Loan modifications completed under the Company’s loss mitigation programs in which economic concessions were granted to borrowers experiencing financial difficulty are considered TDRs. TDRs also include loans that have been charged-off based on the estimated current value of the underlying property less estimated selling costs due to bankruptcy notification, even if the loan has not been modified under the Company’s programs. Upon being classified as a TDR, such loan is categorized as an impaired loan and is considered impaired until maturity regardless of whether the borrower performs under the terms of the loan. The Company also processes minor modifications on a number of loans through traditional collections actions taken in the normal course of servicing delinquent accounts. Minor modifications resulting in an insignificant delay in the timing of payments are not considered economic concessions and therefore are not classified as TDRs.
Impairment on loan modifications is measured on an individual loan level basis, generally using a discounted cash flow model. When certain characteristics of the modified loan cast substantial doubt on the borrower’s ability to repay the loan, the Company identifies the loan as collateral dependent and charges-off the amount of the modified loan balance in excess of the estimated current value of the underlying property less estimated selling costs. Collateral dependent TDRs are identified based on the terms of the modification, which includes assigning a higher level of risk to loans in which the loan-to-value (LTV) or combined loan-to-value (CLTV) is greater than 110% or 125%, respectively, a borrower’s credit score is less than 600 and certain types of modifications, such as interest-only payments. TDRs that are not identified as higher risk using this risk assessment process and for which impairment is measured using a discounted cash flow model, continue to be evaluated in the event that they become higher risk collateral dependent TDRs.

E*TRADE 2019 10-K | Page 100

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
Nonperforming loans return to accrual status based on the following policy:

•	Nonperforming loans, excluding TDRs and certain junior liens that have a delinquent senior lien, return to accrual status when the loan becomes less than 90 days past due

•
TDRs, excluding loans in bankruptcy, are classified as nonperforming loans at the time of modification. Such TDRs return to accrual status after six consecutive payments are made in accordance with the modified terms. Accruing TDRs that subsequently become delinquent will immediately return to nonaccrual status

•	Bankruptcy loan TDRs are classified as nonperforming loans within 60 days of bankruptcy notification and remain on nonaccrual status regardless of the payment performance
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

E*TRADE 2019 10-K | Page 101

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
Determining the adequacy of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. Subsequent evaluations of the loan portfolio, in light of the factors then prevailing, may result in significant changes in the allowance for loan losses in future periods. For loans that are not TDRs, the Company establishes a general allowance and evaluates the adequacy of the allowance for loan losses by loan portfolio segment: one- to four-family, home equity, and securities-based lending. For modified loans accounted for as TDRs that are valued using the discounted cash flow model, a specific allowance is established by forecasting losses, including economic concessions to borrowers, over the estimated remaining life of these loans.
The estimate of the allowance for loan losses is based on a variety of quantitative and qualitative factors, including:

•	The composition and quality of the portfolio

•	Delinquency and default levels and trends

•	Charge-off assumptions and loss experience

•	The Company's historical loss mitigation experience

•	The condition of the real estate market and geographic concentrations within the loan portfolio

•	The interest rate environment

•	The overall availability of housing credit

•	General economic conditions, including the impact of weather-related events
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

E*TRADE 2019 10-K | Page 102

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The general allowance for loan losses also includes a qualitative component to account for a variety of factors that present additional uncertainty that may not be fully considered in the quantitative loss model but are factors that may impact the level of credit losses. The Company utilizes a qualitative factor framework whereby, on a quarterly basis, the risk associated with the following three primary sets of factors are evaluated: external factors, internal factors, and portfolio specific factors. The uncertainty related to these factors may expand over time, temporarily impacting the qualitative component in advance of the more precise identification of these probable losses being captured within the quantitative component of the general allowance.
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

E*TRADE 2019 10-K | Page 103

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value, then no further testing is necessary; otherwise, the Company must perform a two-step quantitative assessment of goodwill. The Company may elect to bypass the qualitative assessment and proceed directly to performing a two-step quantitative assessment.
For the year ended December 31, 2019, the Company elected to perform a quantitative goodwill impairment assessment. The Company performed a quantitative assessment for the year ended December 31, 2018 and a qualitative assessment for the year ended December 31, 2017. There have been no impairments to the carrying value of the Company's goodwill during the periods presented.
The Company currently does not have any intangible assets with indefinite lives other than goodwill. The Company evaluates intangible assets with finite lives for impairment on an annual basis or when events or changes indicate the carrying value may not be recoverable. The Company also evaluates the remaining useful lives of intangible assets with finite lives each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. Customer relationship intangibles are amortized on an accelerated basis, while technology is amortized on a straight-line basis. The Company evaluated the CRIs associated with its retail channel for impairment as a result of the commissions reduction announced in the fourth quarter 2019 and noted that no impairment or resulting change to the useful lives of the related CRIs was indicated as a result of this analysis.
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
Equity Method Investments, Investments Measured at Cost and Other Investments
The Company’s equity method investments, investments measured at cost and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, that are not required to be consolidated. These investments are reported in the other assets line item in the consolidated balance sheet. The Company recognizes a liability for all legally binding unfunded equity commitments to the investees in the other liabilities line item in the consolidated balance sheet.
Under the equity method, the Company recognizes its share of the investee’s net income or loss in the gains (losses) on securities and other, net line item in the consolidated statements of income. The Company’s other investments include those accounted for using the proportional amortization method, whereby the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized in the consolidated statements of income as a component of income tax expense.
The Company evaluates its equity investments and investments measured at cost for impairment when events or changes indicate the carrying value may not be recoverable. If the impairment is determined to be other-than-temporary, the Company will recognize an impairment loss in the gains (losses) on securities

E*TRADE 2019 10-K | Page 104

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and other, net line item equal to the difference between the expected realizable value and the carrying value of the investment.
The Company is a member of, and owns capital stock in, the FHLB system. As a condition of its membership in the FHLB, the Company is required to maintain a FHLB stock investment which totaled $20 million at both December 31, 2019 and 2018. The Company accounts for its investment in FHLB stock at cost.
Deposits and Customer Payables
Deposits are primarily composed of sweep deposits held at bank subsidiaries, which represent uninvested cash balances in certain customer brokerage accounts, and balances sourced from our Premium Savings Account product. Customer payables primarily represent deposits of customer cash and other credits in customer accounts related to sales of securities and other funds pending completion of securities transactions. Customer payables primarily represent balances held by E*TRADE Securities. The Company pays interest on certain deposits and customer payables balances.
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
Other Liabilities
Other liabilities includes accrued operating and related expenses. These liabilities are impacted by estimates for litigation and regulatory matters as well as estimates related to general operating expenses, such as incentive compensation and market data usage within communications expense. Management estimates reflect the probable liability as of the balance sheet date. In determining the adequacy of estimated liabilities, the Company performs ongoing evaluations based on available information.
Net Revenue
Net Interest Income
Interest income is recognized as earned through holding interest-earning assets, such as available-for-sale and held-to-maturity securities, margin receivables, loans, cash, and securities lending transactions. Interest income also includes the impact of the Company’s hedging activities related to interest-earning assets. Interest expense is recognized as incurred through holding interest-bearing liabilities, such as customer payables and deposits, corporate debt, other borrowings, and securities lending transactions.

E*TRADE 2019 10-K | Page 105

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
Commissions
Effective October 7, 2019, the Company eliminated retail commissions for online US listed stock, ETF, and options trades. We also reduced the options contract charge to $0.65 per contract for all traders while maintaining our active trader pricing at $0.50 per contract. Commissions are derived from the Company's customer-directed trades, including options and futures, stock plan, mutual funds and fixed income. Commissions are impacted by DARTs, derivative DARTs, trade type, and the number of trading days. Commissions from customer transactions are recognized on a trade-date basis as the performance obligation is satisfied when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer.
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

E*TRADE 2019 10-K | Page 106

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Money Market Funds and Sweep Deposits Revenue is driven by fees earned from off-balance sheet customer cash. The fees are based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third-party institutions and are earned on average off-balance sheet customer cash. Revenue is recognized over time as the performance obligation is satisfied.

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
Non-Interest Expense
Share-Based Payments
The Company recognizes compensation expense at the grant date fair value of a share-based payment award over the requisite service period less estimated forfeitures. Estimated forfeitures are based on the Company's historical experience and revised as needed based on actual forfeitures. Compensation expense for performance share units is also adjusted based on the Company’s estimated outcome of meeting the performance conditions. Share-based compensation expense is included in the compensation and benefits line item for employees and in the professional services line item for nonemployee members of the board of directors. For additional information on share-based compensation, see Note 17—Share-Based Compensation, Employee Incentive and Retirement Plans.
Advertising and Market Development
Advertising and market development includes production and placement of advertisements as well as customer promotions. Advertising production costs are expensed when the initial advertisement is run.
Income Taxes
Income tax expense (benefit) includes (1) current tax expense (benefit), which represents the amount of tax currently payable to or receivable from a taxing authority, and (2) deferred tax expense (benefit), which generally represents the net change in the deferred tax asset or liability balance during the year plus any change in valuation allowances.

E*TRADE 2019 10-K | Page 107

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation, based on only the technical merits of the position. The technical merits of a tax position derive from both statutory and judicial authority and their applicability to the facts and circumstances. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. A tax position that meets the more-likely-than-not recognition threshold is then measured to determine the amount of benefit to recognize. The tax position is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate resolution with a taxing authority. Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.
For additional information on income taxes, see Note 14—Income Taxes.
Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average common shares outstanding for the period. The computation of diluted earnings per share includes the potential impact of additional common share issuances related to unvested share-based payments and other contracts to issue common stock. For additional information, see Note 16—Earnings Per Share.
Comprehensive Income
The Company’s comprehensive income includes net income, unrealized gains (losses) on available-for-sale debt securities, adjusted for the impact of fair value hedging relationships on these securities, and foreign currency translation gains (losses), net of reclassification adjustments and related tax.
Derivative Instruments and Hedging Activities
The Company enters into derivative transactions primarily to protect against interest rate risk on the value of certain assets. As these contracts were executed through central clearing organizations and settled by variation margin payments, they are not included as assets or liabilities on the consolidated balance sheet. Cash flows from derivative instruments in hedging relationships are classified in the same category on the consolidated statements of cash flows as the cash flows from the items being hedged. Cash flows related to variation margin payments are classified as operating cash flows.
Accounting for derivatives differs depending on whether a derivative is designated as a hedge based on the applicable accounting guidance and, if designated as a hedge, the type of hedge designation. Derivative instruments designated in hedging relationships that mitigate the exposure to the variability in expected

E*TRADE 2019 10-K | Page 108

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

future cash flows or other forecasted transactions are considered cash flow hedges. Derivative instruments in hedging relationships that mitigate exposure to changes in the fair value of assets or liabilities are considered fair value hedges. To qualify for hedge accounting, the Company formally documents at inception all relationships between hedging instruments and hedged items and the risk management objective and strategy for each hedge transaction. All of the Company's derivative instruments were designated in fair value hedging relationships at December 31, 2019 and December 31, 2018.
For each fair value hedge, both the gain or loss on the derivative, including interest accruals, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in net interest income. Hedge accounting is discontinued for fair value hedges if a derivative instrument is sold, terminated or otherwise de-designated. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statements of income and the cumulative net gain or loss on the hedged item is amortized to net interest income using the effective interest method over the expected remaining contractual remaining life of the hedged item adjusted for prepayments.
Beginning January 1, 2018, fair value hedging adjustments, previously referred to as hedge ineffectiveness, are included within net interest income. Prior period amounts have not been reclassified to current period presentation and continue to be reflected within gains (losses) on securities and other, net. The earnings impact of interest accruals on the derivatives are reflected in the interest income line item in the consolidated statements of income.
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

E*TRADE 2019 10-K | Page 109

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At adoption, the Company recognized lease liabilities of $211 million, representing the present value of the remaining minimum fixed lease payments based on the incremental borrowing rates as of December 31, 2018. Changes in lease liabilities are based on current period interest expense and cash payments. The Company also recognized ROU assets of $193 million at adoption, which represents the measurement of the lease liabilities, prepaid lease payments made to lessors, initial direct costs incurred by the Company and lease incentives received. For further information, see Note 19—Lease Arrangements.
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
New Accounting Standards Not Yet Adopted
Accounting for Credit Losses

In June 2016, the FASB amended the guidance on accounting for credit losses and has subsequently issued clarifications and improvements. The amended guidance requires measurement of an allowance for credit losses for financial instruments, including loans and debt securities, and other commitments to extend credit held at the reporting date. For financial assets measured at amortized cost, factors such as historical performance, current conditions, and reasonable and supportable forecasts, including expected charge-off recoveries, will be used to estimate expected credit losses. The amended guidance will also result in credit losses on impaired available-for-sale debt securities being recorded through an allowance for credit losses. The FASB issued additional amended guidance during the second quarter of 2019 that clarified that the CECL standard allows for subsequent increases in the fair value of collateral for collateral-dependent loans to be recognized up to the amount previously charged-off. A loan is considered to be collateral-dependent when foreclosure is probable or when repayment is expected to be provided substantially through the sale of the underlying collateral when the borrower is experiencing financial difficulty. Additional amended transition guidance issued during the second quarter of 2019 allows entities to elect the fair value option on certain financial instruments, on an instrument-by-instrument basis; however, this fair value option election does not apply to held-to-maturity debt securities. The Company adopted the new standard on its effective date of January 1, 2020 using a modified retrospective approach.

The Company has developed credit loss estimation methods for the mortgage loan portfolio. The credit losses for the investment security portfolio, margin receivables, securities-based lending activities and other financial assets held at amortized cost are not expected to be material. The Company expects to recognize an after-tax benefit related to mortgage loans of approximately $80 million as an adjustment to opening retained earnings at adoption on January 1, 2020.

E*TRADE 2019 10-K | Page 110

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit primarily relates to the fair value of the underlying collateral for mortgage loans that were determined to be collateral-dependent and previously written down to the fair value of the underlying collateral. This adoption impact will be presented on the balance sheet as a “negative allowance” associated with the mortgage loans. When estimating the fair value of collateral, property valuations for these one- to four- family and home equity loans are based on the most recent "as is" property valuation data available, which may include appraisals, broker price opinions, automated valuation models or updated values using home price indices. These property valuations are then reduced for qualifying estimated costs to sell. These costs do not include carrying costs or other disallowed adjustments, such as estimates for prolonged foreclosure proceedings associated with certain jurisdictions.

The adjustment to opening retained earnings includes the expected credit losses related to the remaining mortgage loans. The Company used a probability of default and loss given default model for determining the allowance for credit losses under CECL for these mortgage loans, which utilized prepayment forecasts, loan amortization calculations, and other internally derived and externally sourced data and assumptions. The Company also utilized an externally provided macroeconomic forecast over the remaining life of the loans. This forecast includes a forward-looking view of macroeconomic factors over the next two to five years, after which the macroeconomic factors revert to externally provided long-term equilibrium values, rates, or patterns that do not include specific predictions for the economy. Key inputs for the forecast included US home prices and unemployment data. The CECL impact for this portfolio is not expected to be material based on the seasoning of the Company’s mortgage loan portfolio and the credit quality of the remaining loans.
Simplifying the Test for Goodwill Impairment
In January 2017, the FASB amended the guidance to simplify the test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The amended guidance requires the Company to perform its annual goodwill impairment test by comparing the fair value of a reporting unit to its carrying amount. An impairment charge would be recognized at the amount by which the carrying amount exceeds the fair value of the reporting unit; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Income tax effects resulting from any tax deductible goodwill should be considered when measuring the goodwill impairment loss, if applicable. The Company has the option to perform a qualitative assessment to conclude whether it is more likely than not that the carrying amount of the Company exceeds its fair value. The Company adopted the new standard on its effective date of January 1, 2020 and will apply the standard prospectively.
Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract
In August 2018, the FASB amended the guidance on accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. The amended guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The Company adopted the new standard on its effective date of January 1, 2020 and applied the standard prospectively. Implementation costs incurred on and after January 1, 2020 in a cloud computing arrangement that is a service contract are capitalized or expensed in accordance with the accounting guidance, and capitalized costs are amortized over the term of the hosting arrangement.

E*TRADE 2019 10-K | Page 111

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Codification Improvements Related to Credit Losses, Financial Instruments, Derivatives and Hedging
In April 2019, the FASB clarified recently released guidance related to credit losses, financial instruments, derivatives and hedging. The FASB has an ongoing project on its agenda for improving the FASB's Accounting Standards Codification or correcting its unintended application. The Company adopted all new guidance related to credit losses on January 1, 2020 using a modified retrospective approach. The new guidance related to financial instruments was applied on January 1, 2020; however, there was no impact to the Company. The Company will apply the new guidance related to derivatives and hedging on a prospective basis effective January 1, 2020. As part of adoption, the Company will enhance its derivatives and hedging disclosures within its periodic filing for the three months ended March 31, 2020.
Simplifying the Accounting for Income Taxes
In December 2019, the FASB amended the guidance to simplify the accounting for income taxes as part of its initiative to reduce complexity in accounting standards. The amendments remove certain exceptions to the general income tax accounting principles and provide for consistent application of and simplify GAAP for other areas by clarifying and amending existing guidance. The guidance will be effective for interim and annual periods beginning January 1, 2021 and each amendment will be applied on either a retrospective basis, modified retrospective basis, or prospective basis as required in accordance with the new standard. The Company is currently evaluating the impact of these clarifications on the Company's financial condition, results of operations and cash flows.
Clarifying the Interactions Between Accounting for Investments in Equity Securities, Investments in Equity Method and Joint Ventures, and Derivatives and Hedging
In January 2020, the FASB amended the guidance to clarify the interaction of the accounting for equity securities and investments accounted for under the equity method of accounting and the accounting for certain forward contracts and purchased options. The amended guidance clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative immediately before applying or upon discontinuing the equity method. The amended guidance also clarifies how a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. The guidance will be effective for interim and annual periods beginning January 1, 2021, and must be applied prospectively. Early adoption is permitted. The Company is currently evaluating the impact of these clarifications on the Company's financial condition, results of operations and cash flows.

E*TRADE 2019 10-K | Page 112

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—ACQUISITIONS AND RESTRUCTURING
Gradifi Acquisition
On December 9, 2019, the Company completed its acquisition of Gradifi, a student loan and financial wellness provider, for a purchase price of $30 million. The acquisition is expected to complement the Company's corporate services offering to include financial wellness and student loan solutions as part of a comprehensive benefits platform integrated into the Company's stock plan administration offering.
The results of Gradifi's operations have been included in the Company's consolidated statements of income for the year ended December 31, 2019 from the date of acquisition. Supplementary pro forma financial information related to the acquisition is not included because the impact to the Company's consolidated statements of income is not material.
The following table summarizes the allocation of the purchase price to the net assets of Gradifi as of December 9, 2019 (dollars in millions):

December 9, 2019
Purchase price	$30
Fair value of net assets acquired	5
Goodwill	$25

The following table summarizes the fair value of assets acquired and liabilities assumed at the date of acquisition (dollars in millions):

December 9, 2019
Assets
Other intangibles	$3
Other(1)	5
Total assets acquired	8
Liabilities
Other liabilities	3
Total liabilities assumed	3
Net assets acquired	$5

(1)	Includes balance sheet line items cash and equivalents, property and equipment, net and other assets.
The goodwill of $25 million includes synergies expected to result from combining operations with Gradifi to enhance the Company's existing product offerings. The goodwill is not deductible for tax purposes. The Company also recorded technology intangible assets of $3 million, which are subject to amortization over an estimated useful life of 6 years. The fair value of the intangible assets was determined under the income approach. The intangible assets are not deductible for tax purposes.
Capital One Accounts Acquisition
On November 6, 2018, the Company completed its acquisition of approximately one million retail brokerage accounts from Capital One for $109 million in cash. The Company recorded a customer relationships intangible asset of $114 million at acquisition, which includes the purchase price plus transaction costs. The fair value of the customer relationships intangible asset was determined using the multi-period excess

E*TRADE 2019 10-K | Page 113

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings method, a discounted cash flow method, and the related asset is subject to amortization over an estimated useful life of 11 years.
Trust Company of America Acquisition
On April 9, 2018, the Company completed its acquisition of TCA for $275 million in cash. The Company recorded goodwill of $115 million which primarily includes the synergies expected to result from combining operations with TCA, coupling its custody platform with the Company's existing product offerings and leveraging customer relationships with RIAs. The Company also recorded intangible assets of $140 million, which are subject to amortization over their estimated useful lives.
The following table summarizes the fair value and estimated useful lives of the intangible assets at the date of acquisition (dollars in millions):

	Estimated Fair Value	Estimated Useful Life (In Years)
Customer Relationships	$119	22
Technology	20	5
Trade name	1	2
Total intangible assets	$140

Restructuring and Acquisition-related Activities Expense
The following table shows the components of restructuring and acquisition-related activities expense (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Restructuring activities	$21	$4	$12
Acquisition-related costs	2	3	3
Total restructuring and acquisition-related activities	$23	$7	$15

Restructuring and acquisition-related activities during the year ended December 31, 2019 includes $9 million of expenses associated with the exit of our New York headquarters and $12 million of severance resulting from organizational changes driven by an enterprise-wide cost containment initiative. See Note 19—Lease Arrangements for additional information. Also included are acquisition-related costs associated with the Gradifi acquisition as discussed above. Restructuring and acquisition-related costs during the year ended December 31, 2018 relate primarily to costs incurred in connection with the restructuring of our regulatory and enterprise risk management functions due to bank regulatory reform and the closing of the TCA acquisition. Restructuring and acquisition-related costs during the year ended December 31, 2017 related primarily to costs incurred in connection with the integration of OptionsHouse.

E*TRADE 2019 10-K | Page 114

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—NET REVENUE
The following table presents the significant components of total net revenue (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Net interest income	$1,852	$1,846	$1,485
Commissions	421	498	441
Fees and service charges	588	431	369
Gains (losses) on securities and other, net	(23)	53	28
Other revenue	48	45	43
Total net revenue (1)	$2,886	$2,873	$2,366

(1)	Contract balances and transaction price allocated to remaining performance obligations were not material for the periods presented.
Effective October 7, 2019, we eliminated retail commissions for online US listed stock, ETF, and options trades. We also reduced the options contract charge to $0.65 per contract for all traders while maintaining our active trader pricing at $0.50 per contract.

E*TRADE 2019 10-K | Page 115

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest Income and Interest Expense
The following table presents the significant components of interest income and interest expense (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Interest income:
Cash and equivalents	$10	$11	$9
Cash segregated under federal or other regulations	26	15	12
Investment securities(1)	1,360	1,241	962
Margin receivables	482	491	320
Loans	104	128	157
Broker-related receivables and other	17	14	3
Subtotal interest income	1,999	1,900	1,463
Other interest revenue(2)	112	109	108
Total interest income	2,111	2,009	1,571
Interest expense:
Sweep deposits:
Brokerage sweep deposits	54	42	4
Bank sweep deposits(3)	11	—	—
Savings deposits	85	9	—
Customer payables	30	22	5
Broker-related payables and other	4	10	—
Other borrowings	9	25	22
Corporate debt	55	46	48
Subtotal interest expense	248	154	79
Other interest expense(4)	11	9	7
Total interest expense	259	163	86
Net interest income	$1,852	$1,846	$1,485

(1)
For the years ended December 31, 2019 and 2018, includes $3 million and $19 million, respectively, of net fair value hedging adjustments. Amounts for the year ended December 31, 2017 have not been reclassified to conform to current period presentation and continue to be reflected within the gains (losses) on securities and other, net line item. See Note 8—Derivative Instruments and Hedging Activities for additional information.

(2)
Other interest revenue is earned on certain securities loaned balances. Interest expense incurred on other securities loaned balances is presented on the broker-related payables and other line item above.

(3)	Beginning November 2019, bank sweep deposits include Premium Savings Accounts participating in a sweep deposit account program. Refer to Note 12—Deposits for additional information.

(4)
Other interest expense is incurred on certain securities borrowed balances. Interest income earned on other securities borrowed balances is presented on the broker-related receivables and other line item above.

E*TRADE 2019 10-K | Page 116

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Fees and service charges:
Order flow revenue	$188	$174	$135
Money market funds and sweep deposits revenue	175	71	92
Advisor management and custody fees	77	64	36
Mutual fund service fees	51	48	39
Foreign exchange revenue	33	25	26
Reorganization fees	24	14	16
Other fees and service charges	40	35	25
Total fees and service charges	$588	$431	$369

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

E*TRADE 2019 10-K | Page 117

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
Non-agency Debt Securities
The Company's non-agency debt securities include senior classes of commercial mortgage-backed securities and ABS collateralized by credit card, automobile loan and student loan receivables. The fair value of non-agency debt securities was determined using a market approach with recent transactions and spread data for identical or similar instruments. Non-agency debt securities were categorized in Level 2 of the fair value hierarchy.
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

E*TRADE 2019 10-K | Page 118

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

	Unobservable Inputs	Average	Range
December 31, 2019:
Loans receivable:
One- to four-family	Appraised value	$815,900	$92,000 - $2,700,000
Home equity	Appraised value	$437,300	$75,000 - $1,440,000
Real estate owned	Appraised value	$391,700	$80,000 - $897,000

December 31, 2018:
Loans receivable:
One- to four-family	Appraised value	$594,700	$17,000 - $2,000,000
Home equity	Appraised value	$397,700	$73,000 - $1,060,000
Real estate owned	Appraised value	$329,500	$57,900 - $900,000

E*TRADE 2019 10-K | Page 119

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recurring and Nonrecurring Fair Value Measurements
The following tables present the significant components of assets and liabilities measured at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2019:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency mortgage-backed securities	$—	$17,035	$—	$17,035
Agency debentures	—	659	—	659
US Treasuries	—	1,227	—	1,227
Non-agency asset-backed securities	—	417	—	417
Non-agency mortgage-backed securities	—	163	—	163
Total available-for-sale securities	—	19,501	—	19,501
Total assets measured at fair value on a recurring basis(1)	$—	$19,501	$—	$19,501
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$14	$14
Home equity	—	—	4	4
Total loans receivable	—	—	18	18
Other assets:
Real estate owned	—	—	12	12
Total assets measured at fair value on a nonrecurring basis(2)	$—	$—	$30	$30

(1)	Assets measured at fair value on a recurring basis represented 32% of the Company’s total assets at December 31, 2019.

(2)
Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheet at December 31, 2019, and for which a fair value measurement was recorded during the period.

E*TRADE 2019 10-K | Page 120

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3	Total Fair Value
December 31, 2018:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency mortgage-backed securities	$—	$22,162	$—	$22,162
Agency debentures	—	839	—	839
Agency debt securities	—	139	—	139
Municipal bonds	—	12	—	12
Other	—	1	—	1
Total available-for-sale securities	—	23,153	—	23,153
Derivative assets(1)	—	1	—	1
Total assets measured at fair value on a recurring basis(2)	$—	$23,154	$—	$23,154
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$17	$17
Home equity	—	—	6	6
Total loans receivable	—	—	23	23
Other assets:
Real estate owned	—	—	10	10
Total assets measured at fair value on a nonrecurring basis(3)	$—	$—	$33	$33

(1)	All derivative assets were interest rate contracts at December 31, 2018. Information related to derivative instruments is detailed in Note 8—Derivative Instruments and Hedging Activities.

(2)	Assets measured at fair value on a recurring basis represented 36% of the Company’s total assets at December 31, 2018.

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

E*TRADE 2019 10-K | Page 121

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments Not Carried at Fair Value
The following tables present the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheet (dollars in millions):

	December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$750	$750	$—	$—	$750
Cash segregated under federal or other regulations	$1,879	$1,879	$—	$—	$1,879
Held-to-maturity securities:
Agency mortgage-backed securities	$20,085	$—	$20,329	$—	$20,329
Agency debentures	267	—	271	—	271
Agency debt securities	1,617	—	1,646	—	1,646
Total held-to-maturity securities	$21,969	$—	$22,246	$—	$22,246
Margin receivables(1)	$9,675	$—	$9,675	$—	$9,675
Loans receivable, net:
One- to four-family	$802	$—	$—	$835	$835
Home equity	624	—	—	659	659
Securities-based lending	169	—	169	—	169
Total loans receivable, net(2)	$1,595	$—	$169	$1,494	$1,663
Receivables from brokers, dealers and clearing organizations(1)	$1,395	$—	$1,395	$—	$1,395
Other assets(1)(3)	$313	$—	$313	$—	$313
Liabilities
Deposits	$38,606	$—	$38,605	$—	$38,605
Customer payables	$12,849	$—	$12,849	$—	$12,849
Payables to brokers, dealers and clearing organizations	$893	$—	$893	$—	$893
Corporate debt	$1,410	$—	$1,485	$—	$1,485

(1)
The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, including the fully paid lending program, where the Company is permitted to sell or re-pledge the securities, was $14.0 billion at December 31, 2019. Of this amount, $2.1 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at December 31, 2019.

(2)	The carrying value of loans receivable, net includes the allowance for loan losses of $17 million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2019.

(3)
Includes $200 million of securities purchased under agreements to resell and $113 million of securities borrowing from customers under the fully paid lending program. The fair value of the securities that the Company received as collateral for securities purchased under agreements to resell was $206 million at December 31, 2019.

E*TRADE 2019 10-K | Page 122

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

E*TRADE 2019 10-K | Page 123

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

E*TRADE 2019 10-K | Page 124

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about these transactions to enable the users of the Company’s consolidated financial statements to evaluate the potential effect of rights of set-off between these recognized assets and liabilities (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet (1)(2)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
December 31, 2019:
Assets:
Securities purchased under agreements to resell (3)	$200	$—	$200	$—	$(200)	$—
Securities borrowed (4)	1,116	—	1,116	(83)	(1,003)	30
Total	$1,316	$—	$1,316	$(83)	$(1,203)	$30

Liabilities:
Securities loaned (5)	$838	$—	$838	$(83)	$(699)	$56
Total	$838	$—	$838	$(83)	$(699)	$56

December 31, 2018:
Assets:
Securities borrowed (4)	$176	$—	$176	$(104)	$(61)	$11
Total	$176	$—	$176	$(104)	$(61)	$11

Liabilities:
Securities loaned (5)	$887	$—	$887	$(104)	$(700)	$83
Total	$887	$—	$887	$(104)	$(700)	$83

(1)	Securities purchased under agreements to resell are included in the other assets line item in the consolidated balance sheet.

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

(3)	Securities purchased under agreements to resell were over-collateralized at December 31, 2019, as the market value of the securities received by the Company was $206 million.

(4)
Included in the gross amounts of cash collateral paid for securities borrowed was $757 million and $65 million at December 31, 2019 and 2018, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

(5)
Included in the gross amounts of cash collateral received for securities loaned was $401 million and $543 million at December 31, 2019 and 2018, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

E*TRADE 2019 10-K | Page 125

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Transactions
At December 31, 2019, all of the derivatives that the Company utilized in its hedging activities were subject to derivatives clearing agreements (centrally cleared derivatives contracts). These cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the preceding table as the contracts may not qualify as master netting agreements. For financial statement purposes, the Company does not offset derivatives assets and derivative liabilities. See Note 8—Derivative Instruments and Hedging Activities for additional information.

E*TRADE 2019 10-K | Page 126

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
December 31, 2019:
Available-for-sale securities:(1)
Agency mortgage-backed securities	$16,267	$836	$(68)	$17,035
Agency debentures	632	27	—	659
US Treasuries	1,233	34	(40)	1,227
Non-agency asset-backed securities(2)	417	2	(2)	417
Non-agency mortgage-backed securities	159	4	—	163
Total available-for-sale securities	$18,708	$903	$(110)	$19,501
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$20,085	$293	$(49)	$20,329
Agency debentures	267	4	—	271
Other agency debt securities	1,617	31	(2)	1,646
Total held-to-maturity securities	$21,969	$328	$(51)	$22,246

December 31, 2018:
Available-for-sale securities:(1)
Agency mortgage-backed securities	$22,140	$327	$(305)	$22,162
Agency debentures	833	13	(7)	839
Other agency debt securities	140	1	(2)	139
Municipal bonds	12	—	—	12
Other	1	—	—	1
Total available-for-sale securities	$23,126	$341	$(314)	$23,153
Held-to-maturity securities:(1)
Agency mortgage-backed securities	$18,085	$26	$(363)	$17,748
Agency debentures	1,824	—	(16)	1,808
Other agency debt securities	1,975	4	(44)	1,935
Total held-to-maturity securities	$21,884	$30	$(423)	$21,491

(1)
Securities with a fair value of $744 million were transferred from available-for-sale to held-to-maturity based on a change in intent and demonstrated ability to hold these to maturity in December 2019. Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million were transferred from held-to-maturity to available-for-sale during the year ended December 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance. Securities with a fair value of $1.2 billion were transferred from available-for-sale to held-to-maturity during the year ended December 31, 2018 pursuant to an evaluation of our investment strategy and an assessment by management about our intent and ability to hold those particular securities until maturity. See Note 15—Shareholders' Equity for information on the impact to accumulated other comprehensive income.

(2)	Non-agency ABS collateralized by credit card, automobile loan and student loan receivables represented approximately 54%, 18% and 28%, respectively, of the non-agency ABS held at December 31, 2019.

E*TRADE 2019 10-K | Page 127

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contractual Maturities
The following table presents the contractual maturities of all available-for-sale and held-to-maturity debt securities (dollars in millions):

	December 31, 2019
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$87	$87
Due within one to five years	360	364
Due within five to ten years	9,379	10,107
Due after ten years	8,882	8,943
Total available-for-sale debt securities	$18,708	$19,501
Held-to-maturity debt securities:
Due within one year	$47	$47
Due within one to five years	2,000	2,029
Due within five to ten years	3,035	3,102
Due after ten years	16,887	17,068
Total held-to-maturity debt securities	$21,969	$22,246

At December 31, 2019 and 2018, the Company had pledged $7.4 billion and $6.3 billion, respectively, of held-to-maturity debt securities, and $456 million and $151 million, respectively, of available-for-sale securities, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE 2019 10-K | Page 128

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
December 31, 2019:
Available-for-sale securities:
Agency mortgage-backed securities	$2,045	$(32)	$1,916	$(36)	$3,961	$(68)
Non-agency mortgage-backed securities	50	—	—	—	50	—
US Treasuries	402	(40)	—	—	402	(40)
Non-agency asset-backed securities	251	(2)	—	—	251	(2)
Total temporarily impaired available-for-sale securities	$2,748	$(74)	$1,916	$(36)	$4,664	$(110)
Held-to-maturity securities:
Agency mortgage-backed securities	$1,337	$(4)	$3,600	$(45)	$4,937	$(49)
Other agency debt securities	181	(1)	135	(1)	316	(2)
Total temporarily impaired held-to-maturity securities	$1,518	$(5)	$3,735	$(46)	$5,253	$(51)

December 31, 2018:
Available-for-sale securities:
Agency mortgage-backed securities	$2,945	$(34)	$7,826	$(271)	$10,771	$(305)
Agency debentures	383	(1)	116	(6)	499	(7)
Other agency debt securities	—	—	30	(2)	30	(2)
Municipal bonds	—	—	9	—	9	—
Other	1	—	—	—	1	—
Total temporarily impaired available-for-sale securities	$3,329	$(35)	$7,981	$(279)	$11,310	$(314)
Held-to-maturity securities:
Agency mortgage-backed securities	$2,802	$(31)	$11,587	$(332)	$14,389	$(363)
Agency debentures	776	(2)	666	(14)	1,442	(16)
Other agency debt securities	97	(1)	1,487	(43)	1,584	(44)
Total temporarily impaired held-to-maturity securities	$3,675	$(34)	$13,740	$(389)	$17,415	$(423)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio represents an other-than-temporary impairment as of December 31, 2019 or through the date of this report. The Company does not intend to sell the debt securities in an unrealized or unrecognized loss position and it is not more likely than not that the Company will be required to sell the debt securities before the anticipated recovery of its remaining amortized cost of the debt securities in an unrealized or unrecognized loss position.
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the years ended December 31, 2019, 2018 and 2017.

E*TRADE 2019 10-K | Page 129

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains (Losses) on Securities and Other, Net
The following table presents the components of gains (losses) on securities and other, net (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Gains (losses) on available-for-sale securities, net:
Gains on available-for-sale securities(1)(2)	$51	$98	$40
Losses on available-for-sale securities(1)(2)	(80)	(54)	—
Subtotal	(29)	44	40
Equity method investment income (loss) and other(3)(4)	6	9	(12)
Gains (losses) on securities and other, net	$(23)	$53	$28

(1)
In the second quarter 2019, the Company repositioned its balance sheet through the sales of $4.5 billion of lower-yielding investment securities. These sales enabled the reduction of our balance sheet size and the Company moved $6.6 billion of deposits to third-party banks generating additional capital capacity to support future share repurchases. Gains (losses) on securities and other, net for the year ended December 31, 2019 includes $80 million of losses related to these sales. As both the change in intent related to these securities and the sale of these securities occurred within the same reporting period, the Company presented the losses on the sale of these securities within the gains (losses) on securities and other, net line item.

(2)
In August 2018, the Company sold available-for-sale securities and reinvested the sale proceeds in agency-backed securities at current market rates. A subset of these securities had been purchased in lower interest rate environments and were in unrealized loss positions at the time of sale. As both the change in intent related to these securities and the sale of these securities occurred within the same reporting period, the Company presented the losses on the sale of these securities within the gains (losses) on securities and other, net line item.

(3)	Includes a $5 million gain on the sale of our Chicago Stock Exchange investment for the year ended December 31, 2018.

(4)
Includes losses of $14 million on hedge ineffectiveness for the year ended December 31, 2017. Beginning January 1, 2018, fair value hedging adjustments are recognized within net interest income. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

E*TRADE 2019 10-K | Page 130

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—LOANS RECEIVABLE, NET

The following table presents loans receivable disaggregated by delinquency status (dollars in millions):

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized Premiums, Net	Allowance for Loans Losses	Loans Receivable, Net
December 31, 2019:
One- to four-family	$718	$39	$11	$35	$803	$5	$(6)	$802
Home equity	590	21	7	17	635	—	(11)	624
Securities-based lending(1)	169	—	—	—	169	—	—	169
Total loans receivable(2)	$1,477	$60	$18	$52	$1,607	$5	$(17)	$1,595

December 31, 2018:
One- to four-family	$958	$48	$9	$56	$1,071	$7	$(9)	$1,069
Home equity	774	25	13	24	836	—	(26)	810
Consumer	117	1	—	—	118	1	(2)	117
Securities-based lending(1)	107	—	—	—	107	—	—	107
Total loans receivable	$1,956	$74	$22	$80	$2,132	$8	$(37)	$2,103

(1)
E*TRADE Line of Credit is a securities-based lending product where customers can borrow against the market value of their securities pledged as collateral. The unused credit line amount totaled $431 million and $173 million as of December 31, 2019 and December 31, 2018, respectively.

(2)	The Company sold its consumer loan portfolio in December 2019 and recognized a corresponding reduction in the allowance for loan losses.
At December 31, 2019, the Company pledged $1.2 billion of loans as collateral to the FHLB. At December 31, 2018, the Company pledged $1.6 billion and $0.1 billion of loans as collateral to the FHLB and Federal Reserve Bank of Richmond, respectively.

E*TRADE 2019 10-K | Page 131

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality and Concentrations of Credit Risk
The Company tracks and reviews factors to predict and monitor credit risk in its mortgage loan portfolio on an ongoing basis. The following tables present the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current LTV/CLTV(1)	2019	2018	2019	2018
<=80%	$661	$823	$377	$454
80%-100%	97	165	154	215
100%-120%	26	45	68	110
>120%	19	38	36	57
Total mortgage loans receivable	$803	$1,071	$635	$836
Average estimated current LTV/CLTV (2)	61%	66%	76%	80%
Average LTV/CLTV at loan origination (3)	70%	70%	82%	82%

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

(3)	Average LTV/CLTV at loan origination calculations are based on LTV/CLTV at time of purchase for one- to four-family purchased loans, HEILs and the maximum available line for HELOCs.

	One- to Four-Family		Home Equity
	December 31,		December 31,
Current FICO	2019	2018	2019	2018
>=720	$462	$617	$333	$442
719 - 700	77	89	61	78
699 - 680	55	80	54	70
679 - 660	40	66	43	56
659 - 620	63	79	59	80
<620	106	140	85	110
Total mortgage loans receivable	$803	$1,071	$635	$836

One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At December 31, 2019, 100% of these loans were amortizing. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At December 31, 2019, substantially all of the HELOC portfolio had converted from the interest-only draw period.

E*TRADE 2019 10-K | Page 132

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average age of our mortgage and consumer loans receivable was 13.7 and 12.8 years at December 31, 2019 and 2018, respectively. Approximately 32% and 33% of the Company’s mortgage loans receivable were concentrated in California at December 31, 2019 and 2018, respectively. Approximately 10% of the Company's mortgage loans receivable were concentrated in New York at both December 31, 2019 and 2018. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at December 31, 2019 or 2018.
At December 31, 2019, 23% and 20% of the Company’s past-due mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of past-due mortgage loans that represented 10% or more of the Company's past-due mortgage loans. At December 31, 2019, 41% and 10% of the Company’s impaired mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of impaired mortgage loans that represented 10% or more of the Company's impaired mortgage loans.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. The following table presents nonperforming loans by loan portfolio (dollars in millions):

	December 31,
	2019	2018
One- to four-family	$114	$139
Home equity	54	71
Total nonperforming loans receivable	$168	$210

At both December 31, 2019 and 2018, the Company held $13 million of real estate owned that was acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $32 million and $51 million of loans for which formal foreclosure proceedings were in process at December 31, 2019 and 2018, respectively.

E*TRADE 2019 10-K | Page 133

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
The following table presents the allowance for loan losses by loan portfolio (dollars in millions):

	December 31, 2019
	One- to Four-Family	Home Equity	Total(1)(2)
General reserve:
Quantitative component	$2	$1	$3
Qualitative component	(1)	—	(1)
Specific valuation allowance	5	10	15
Total allowance for loan losses	$6	$11	$17
Allowance as a % of loans receivable(3)	0.7%	1.7%	1.1%

	December 31, 2018
	One- to Four-Family	Home Equity	Consumer	Total(2)
General reserve:
Quantitative component	$4	$6	$2	$12
Qualitative component	—	1	—	1
Specific valuation allowance	5	19	—	24
Total allowance for loan losses	$9	$26	$2	$37
Allowance as a % of loans receivable(3)	0.8%	3.1%	1.0%	1.7%

(1)	The Company sold its consumer loan portfolio in December 2019 and recognized a corresponding reduction in the allowance for loan losses.

(2)	Securities-based lending loans were fully collateralized by cash and securities with fair values in excess of borrowings at both December 31, 2019 and 2018, respectively.

(3)	Allowance as a percentage of loans receivable is calculated based on the gross loans receivable including net unamortized premiums for each respective category.

E*TRADE 2019 10-K | Page 134

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a roll forward by loan portfolio of the allowance for loan losses (dollars in millions):

	Year Ended December 31, 2019
	One- to Four-Family	Home Equity	Consumer(1)	Total
Allowance for loan losses, beginning of period	$9	$26	$2	$37
Provision (benefit) for loan losses	(9)	(41)	(1)	(51)
Charge-offs(2)	—	—	(3)	(3)
Recoveries(3)	6	26	2	34
Net (charge-offs) recoveries	6	26	(1)	31
Allowance for loan losses, end of period(4)	$6	$11	$—	$17

	Year Ended December 31, 2018
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$24	$46	$4	$74
Provision (benefit) for loan losses	(22)	(63)	(1)	(86)
Charge-offs(2)	—	—	(4)	(4)
Recoveries(3)	7	43	3	53
Net (charge-offs) recoveries	7	43	(1)	49
Allowance for loan losses, end of period(4)	$9	$26	$2	$37

	Year Ended December 31, 2017
	One- to Four-Family	Home Equity	Consumer	Total
Allowance for loan losses, beginning of period	$45	$171	$5	$221
Provision (benefit) for loan losses	(29)	(141)	2	(168)
Charge-offs(2)	—	(7)	(6)	(13)
Recoveries	8	23	3	34
Net (charge-offs) recoveries	8	16	(3)	21
Allowance for loan losses, end of period(4)	$24	$46	$4	$74

(1)	The Company sold its consumer loan portfolio in December 2019 and recognized a corresponding reduction in the allowance for loan losses.

(2)
Includes benefits resulting from recoveries of partial charge-offs due to principal paydowns or payoffs for the periods presented. The benefits included in the charge-offs line item exceeded other charge-offs for one- to four-family portfolio during the years ended December 31, 2019, 2018 and 2017, respectively. The benefits included in the charge-offs line item exceeded other charge-offs for the home equity loan portfolio during the years ended December 31, 2019 and 2018, respectively.

(3)
Includes $3 million of recoveries recognized during the year ended December 31, 2019 and $15 million of recoveries recognized during the year ended December 31, 2018 related to the sale of previously charged-off home equity loans.

(4)	Securities-based lending loans were fully collateralized by cash and securities with fair values in excess of borrowings for the years ended December 31, 2019, 2018 and 2017, respectively.
Total loans receivable designated as held-for-investment decreased $0.5 billion during the year ended December 31, 2019. The allowance for loan losses was $17 million, or 1.1% of total loans receivable, as of December 31, 2019 compared to $37 million, or 1.7% of total loans receivable, as of December 31, 2018. Net recoveries for the year ended December 31, 2019 were $31 million compared to $49 million in the same period in 2018.

E*TRADE 2019 10-K | Page 135

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The benefit for loan losses was $51 million for the year ended December 31, 2019. The timing and magnitude of the provision (benefit) for loan losses is affected by many factors that could result in variability. These benefits reflected better than expected performance of our portfolio as well as recoveries in excess of prior expectations, including sales of charged-off loans and recoveries of previous charge-offs, as applicable, that were not included in our loss estimates.
The following table presents the total recorded investment in loans receivable and allowance for loan losses by loans that have been collectively evaluated for impairment and those that have been individually evaluated for impairment by loan portfolio (dollars in millions):

	Recorded Investment		Allowance for Loan Losses
	December 31,		December 31,
	2019	2018	2019	2018
Collectively evaluated for impairment:
One- to four-family	$640	$891	$1	$4
Home equity	523	698	1	7
Consumer(1)	—	119	—	2
Securities-based lending	169	107	—	—
Total collectively evaluated for impairment	1,332	1,815	2	13
Individually evaluated for impairment:
One- to four-family	168	187	5	5
Home equity	112	138	10	19
Total individually evaluated for impairment	280	325	15	24
Total	$1,612	$2,140	$17	$37

(1)	The Company sold its consumer loan portfolio in December 2019 and recognized a corresponding reduction in the allowance for loan losses.
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

E*TRADE 2019 10-K | Page 136

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of the Company’s recorded investment in TDRs that were on accrual and nonaccrual status, further disaggregated by delinquency status (dollars in millions):

		Nonaccrual TDRs
	Accrual TDRs(1)	Current(2)	30-89 Days Delinquent	90-179 Days Delinquent	180+ Days Delinquent	Total Recorded Investment in TDRs (3)(4)
December 31, 2019:
One- to four-family	$81	$57	$10	$3	$17	$168
Home equity	73	20	8	2	9	112
Total	$154	$77	$18	$5	$26	$280

December 31, 2018:
One- to four-family	$87	$61	$12	$4	$23	$187
Home equity	90	23	8	5	12	138
Total	$177	$84	$20	$9	$35	$325

(1)	Represents loans modified as TDRs that are current and have made six or more consecutive payments.

(2)	Represents loans modified as TDRs that are current but have not yet made six consecutive payments, bankruptcy loans and certain junior lien TDRs that have a delinquent senior lien.

(3)
Total recorded investment in TDRs includes premium (discount), as applicable, and is net of charge-offs, which were $46 million and $97 million for one-to four-family and home equity loans, respectively, as of December 31, 2019 and $55 million and $121 million, respectively, as of December 31, 2018.

(4)
Total recorded investment in TDRs at December 31, 2019 consisted of $223 million of loans modified as TDRs and $57 million of loans that have been charged off due to bankruptcy notification. Total recorded investment in TDRs at December 31, 2018 consisted of $253 million of loans modified as TDRs and $72 million of loans that have been charged off due to bankruptcy notification.

The following table presents the monthly average recorded investment and interest income recognized both on a cash and accrual basis for the Company's TDRs (dollars in millions):

	Average Recorded Investment			Interest Income Recognized
	December 31,			December 31,
	2019	2018	2017	2019	2018	2017
One- to four-family	$177	$201	$221	$8	$9	$9
Home equity	125	152	179	12	13	16
Total	$302	$353	$400	$20	$22	$25

E*TRADE 2019 10-K | Page 137

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents detailed information related to the Company’s TDRs and specific valuation allowances (dollars in millions):

	December 31, 2019			December 31, 2018
	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs	Recorded Investment in TDRs	Specific Valuation Allowance	Net Investment in TDRs
With a recorded allowance:
One- to four-family	$45	$5	$40	$50	$5	$45
Home equity	$45	$10	$35	$60	$19	$41
Without a recorded allowance:(1)
One- to four-family	$123	$—	$123	$137	$—	$137
Home equity	$67	$—	$67	$78	$—	$78
Total:
One- to four-family	$168	$5	$163	$187	$5	$182
Home equity	$112	$10	$102	$138	$19	$119

(1)	Represents loans where the discounted cash flow analysis or collateral value is equal to or exceeds the recorded investment in the loan.
The following table presents the number of loans and post-modification balances immediately after being modified by major class (dollars in millions):

		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other with Interest Rate Reduction	Other(1)	Total
December 31, 2019:
One- to four-family	30	$6	$—	$6	$12
Home equity	44	3	—	—	3
Total	74	$9	$—	$6	$15

December 31, 2018:
One- to four-family	49	$14	$—	$7	$21
Home equity	91	5	1	1	7
Total	140	$19	$1	$8	$28

December 31, 2017:
One- to four-family	40	$13	$1	$4	$18
Home equity	294	12	1	9	22
Total	334	$25	$2	$13	$40

(1)	Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE 2019 10-K | Page 138

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Presentation on the Consolidated Balance Sheet
Hedging Instruments
The Company utilizes fair value hedges to offset exposure to changes in value of certain fixed-rate assets. All derivative contracts were designated as hedging instruments at December 31, 2019 and 2018, and the notional amount associated with these fair value hedge contracts was $10.1 billion and $9.8 billion for the same periods, respectively. The Company had no bilateral derivative contracts at December 31, 2019. The consolidated balance sheet excludes derivative assets of $52 million and $175 million at December 31, 2019, and 2018, respectively, and derivative liabilities of $457 million and $131 million for the same periods. These contracts were executed through central clearing organizations and were settled by variation margin payments.
Credit Risk
As all of the derivatives that the Company utilizes in its hedging activities at December 31, 2019 are subject to derivatives clearing agreements (cleared derivatives contracts), the credit risk associated with these cleared derivatives contracts is largely mitigated by the daily variation margin exchanged with counterparties.
Hedged Assets
The following table presents the cumulative basis adjustments related to the carrying amount of hedged assets in fair value hedging relationships (dollars in millions):

		Cumulative Amount of Fair Value Hedging Basis Adjustment Included in Carrying Amount of Hedged Assets(2)
	Carrying Amount of Hedged Assets(1)	Total	Discontinued
December 31, 2019:
Available-for-sale securities(3)	$12,480	$583	$(227)

December 31, 2018:
Available-for-sale securities(3)	$13,203	$(10)	$(385)

(1)	The carrying amount includes the impact of basis adjustments on active fair value hedges and the impact of basis adjustments from previously discontinued fair value hedges.

(2)
Represents the increase (decrease) to the carrying amount of hedged assets. If fair value hedge accounting is discontinued, the previously hedged item is no longer adjusted for changes in fair value through the consolidated statements of income and the cumulative net gain or loss on the hedged item is amortized to net interest income using the effective interest method over the contractual life of the hedged item adjusted to reflect actual prepayments.

(3)
Includes the amortized cost basis of closed portfolios of prepayable securities designated in hedging relationships in which the hedged item is the last layer of principal expected to be remaining throughout the hedge term. As of December 31, 2019 and 2018, respectively, the amortized cost basis of this portfolio was $162 million and $810 million, the amount of the designated hedged items was $148 million and $192 million and the cumulative basis adjustments associated with these hedges was a gain of $1 million and a loss of $6 million.

E*TRADE 2019 10-K | Page 139

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presentation on the Consolidated Statements of Income
The following table presents the effects of fair value hedge accounting on the consolidated statements of income (dollars in millions):

	Interest Income
	Year Ended December 31,
	2019	2018

Total interest income	$2,111	$2,009

Effects of fair value hedging on total interest income(1)(2)
Agency debentures:
Amounts recognized as interest accruals on derivatives	1	(3)
Changes in fair value of hedged items	2	(69)
Changes in fair value of derivatives	(4)	68
Net loss on fair value hedging relationships - agency debentures	(1)	(4)

Agency mortgage-backed securities:
Amounts recognized as interest accruals on derivatives	(7)	(15)
Amortization of basis adjustments from discontinued hedges	35	24
Changes in fair value of hedged items	722	(111)
Changes in fair value of derivatives	(723)	93
Net gain (loss) on fair value hedging relationships - agency mortgage-backed securities	27	(9)
Total net gain (loss) on fair value hedging relationships	$26	$(13)

(1)	Excludes interest income accruals on hedged items and amounts recognized upon the sale of securities attributable to fair value hedge accounting.

(2)	Excludes interest on variation margin related to centrally cleared derivative contracts.
The following table presents the changes in fair value of interest rate derivative contracts designated as fair value hedges and related hedged items as reflected on the consolidated statements of income (dollars in millions):

	Year Ended December 31, 2017
	Hedging Instrument	Hedged Item	Hedge Ineffectiveness(1)
Agency debentures	$1	$(3)	$(2)
Agency mortgage-backed securities	36	(48)	(12)
Total gains (losses) included in earnings	$37	$(51)	$(14)

(1)	Reflected in the gains (losses) on securities and other, net line item on the consolidated statements of income.

E*TRADE 2019 10-K | Page 140

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of the following asset classes at December 31, 2019 and 2018 (dollars in millions):

	December 31, 2019			December 31, 2018
	Gross Amount	Accumulated Depreciation and Amortization	Net Amount	Gross Amount	Accumulated Depreciation and Amortization	Net Amount
Software(1)	$429	$(309)	$120	$416	$(297)	$119
Equipment	171	(118)	53	147	(117)	30
Leasehold improvements(2)	87	(40)	47	131	(95)	36
Buildings	72	(36)	36	72	(34)	38
Furniture and fixtures	20	(4)	16	13	(3)	10
Land	3	—	3	3	—	3
Construction in progress(1)(3)	64	—	64	45	—	45
Total(4)	$846	$(507)	$339	$827	$(546)	$281

(1)	The Company recognized $8 million of impairment of certain technology assets through other non-interest expense during the year ended December 31, 2019.

(2)
The Company retired leasehold improvements with a cost and related accumulated depreciation of $70 million and $68 million, respectively, as part of facility renovations and closures during the year ended December 31, 2019.

(3)	Construction in progress includes software in the process of development of $49 million and $36 million at December 31, 2019 and 2018, respectively.

(4)
The Company executed a sale-leaseback transaction on its Alpharetta, Georgia office in 2014 and the transaction was accounted for as a financing as it did not qualify for leaseback accounting. The related assets continue to be included in the property and equipment, net line item on the consolidated balance sheet. Refer to Note 19—Lease Arrangements for further detail.

Depreciation and amortization expense related to property and equipment was $88 million, $92 million and $82 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company has capitalized salaries and related consulting costs of $72 million, $58 million and $53 million for the years ended December 31, 2019, 2018 and 2017, respectively. These costs are included in software or construction in progress as applicable. Amortization of completed and in-service software was $47 million, $43 million and $36 million for the years ended December 31, 2019, 2018 and 2017, respectively.

E*TRADE 2019 10-K | Page 141

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—GOODWILL AND OTHER INTANGIBLES, NET
Goodwill
The Company had goodwill of $2.5 billion at both December 31, 2019 and 2018, respectively. There was a $25 million addition to the carrying value of the Company's goodwill during the year ended December 31, 2019, which was recognized in connection with the Gradifi acquisition. For additional information, see Note 2—Acquisitions and Restructuring.
There were no impairments to the carrying value of the Company’s goodwill during the years ended December 31, 2019, 2018 or 2017. At both December 31, 2019 and 2018, goodwill was net of accumulated impairment losses of $243 million.
Other Intangibles, Net
At December 31, 2019 and 2018, the Company had other intangible assets of $433 million and $491 million, respectively. The Company recognized $3 million of technology intangible assets in connection with the Gradifi acquisition during the year ended December 31, 2019. For additional information, see Note 2—Acquisitions and Restructuring.
The following table outlines the Company's other intangible assets with finite lives (dollars in millions):

	December 31, 2019
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	18	12	$786	$(394)	$392
Technology	6	4	71	(30)	41
Trade name	2	0	4	(4)	—
Total			$861	$(428)	$433

	December 31, 2018
	Weighted Average Original Useful Life (Years)	Weighted Average Remaining Useful Life (Years)	Gross Amount	Accumulated Amortization	Net Amount
Customer relationships	18	13	$786	$(345)	$441
Technology	6	5	68	(19)	49
Trade name	2	1	4	(3)	1
Total			$858	$(367)	$491

The Company evaluated the CRIs associated with its retail channel for impairment as a result of the commissions reduction announced in the fourth quarter 2019 and noted that no impairment or resulting change to the useful lives of the related CRIs was indicated as a result of this analysis.

E*TRADE 2019 10-K | Page 142

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assuming no future impairments of other intangibles or additional acquisitions or dispositions, the following table presents the Company's future annual amortization expense (dollars in millions):

Years ending December 31,
2020	$59
2021	58
2022	56
2023	49
2024	39
Thereafter	172
Total future amortization expense	$433

NOTE 11—RECEIVABLES FROM AND PAYABLES TO BROKERS, DEALERS AND CLEARING ORGANIZATIONS
Receivables from and payables to brokers, dealers and clearing organizations consist of the following (in millions):

	December 31,
	2019	2018
Receivables:
Securities borrowed	$1,003	$140
Receivables from clearing organizations	297	555
Other	95	65
Total	$1,395	$760

Payables:
Securities loaned	$838	$887
Payables to clearing organizations	10	11
Other	45	50
Total	$893	$948

E*TRADE 2019 10-K | Page 143

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—DEPOSITS
The following table presents the significant components of deposits (dollars in millions):

	December 31,
	2019	2018
Sweep deposits:
Brokerage sweep deposits	$27,949	$39,322
Bank sweep deposits(1)	6,355	—
Savings deposits(2)	2,592	4,133
Other deposits(3)	1,710	1,858
Total deposits	$38,606	$45,313

(1)	Beginning November 2019, bank sweep deposits include Premium Savings Accounts participating in the newly established bank sweep deposit account program.

(2)	Savings deposits include $1.0 billion and $2.0 billion of deposits at December 31, 2019, and 2018, respectively, in our Premium Savings Account product.

(3)
Includes checking deposits, money market deposits and certificates of deposit. As of December 31, 2019 and 2018, the Company had $197 million and $193 million in non-interest bearing deposits, respectively.

The decrease in deposits during the year ended December 31, 2019 was primarily driven by the balance sheet repositioning during the second quarter 2019, partially offset by growth in our Premium Savings Account product. The bank sweep deposit program, which launched in November 2019, provides the Company with the ability to transfer amounts held on deposit in E*TRADE Bank Premium Savings Accounts to an FDIC-insured account at one or more participating banks if desired. As the bank sweep deposit program was established to allow for reciprocal deposits, E*TRADE Bank may also accept deposits from customers of the participating third-party banks. Bank sweep deposits included $1.0 billion of reciprocal deposits received from third-party banks at December 31, 2019. See Note 6—Available-for-Sale and Held-to-Maturity Securities for additional information.

E*TRADE 2019 10-K | Page 144

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—OTHER BORROWINGS AND CORPORATE DEBT
Other Borrowings
The following table presents the Company's external lines of credit at December 31, 2019 (dollars in millions):

Description	Maturity Date	Borrower	Outstanding	Available
Senior unsecured, committed revolving credit facility(1)	June 2024	ETFC	$—	$300
FHLB secured credit facility	Determined at trade	ETB	$—	$6,837
Federal Reserve Bank discount window	Overnight	ETB	$—	$1,336
Senior unsecured, committed revolving credit facility(2)	June 2020	ETS	$—	$600
Secured, committed lines of credit	June 2020	ETS	$—	$175
Unsecured, uncommitted lines of credit	June 2020	ETS	$—	$50
Unsecured, uncommitted lines of credit	None	ETS	$—	$75
Secured, uncommitted lines of credit	None	ETS	$—	$425

(1)
On June 21, 2019, the Company entered into a new five year, $300 million senior unsecured committed revolving credit facility, which replaced its three year senior unsecured committed revolving credit facility entered into on June 23, 2017. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to the Company's interest coverage, leverage and regulatory net capital ratios with which the Company was in compliance at December 31, 2019.

(2)
On June 21, 2019, E*TRADE Securities entered into a 364-day, $600 million senior unsecured committed revolving credit facility, which replaced its 364-day senior unsecured committed revolving credit facility entered into on June 22, 2018. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at December 31, 2019.

Corporate Debt
The following tables present the significant components of E*TRADE Financial's corporate debt (dollars in millions):

	Face Value	Discount	Net
December 31, 2019:
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

E*TRADE 2019 10-K | Page 145

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Net proceeds from the issuance of $420 million Senior Notes were used to redeem all outstanding TRUPs during the year ended December 21, 2018. In connection with the redemption, the Company recognized a loss on early extinguishment of debt of $4 million, consisting of the difference between the carrying value of the TRUPs redeemed, including unamortized debt issuance costs, and the total cash amount paid, including related fees and expenses.
Ranking of Debt Seniority
All of the Company’s notes rank equal in right of payment with all of the Company’s existing and future unsubordinated indebtedness and rank senior in right of payment to all its existing and future subordinated indebtedness. However, the notes rank effectively junior to the Company's secured indebtedness to the extent of the collateral securing such indebtedness.

E*TRADE 2019 10-K | Page 146

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14—INCOME TAXES
The components of income tax expense for the years ended December 31, 2019, 2018 and 2017 were as follows (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Current income tax expense (benefit):
Federal	$63	$—	$—
State	26	13	(11)
Total current	89	13	(11)
Deferred income tax expense (benefit):
Federal	181	266	399
State	64	73	51
Total deferred	245	339	450
Non-current income tax expense(1)	30	14	11
Income tax expense	$364	$366	$450

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

E*TRADE 2019 10-K | Page 147

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Tax Benefits
The following table provides a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017 (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Unrecognized tax benefits, beginning of period	$31	$25	$28
Additions based on tax positions related to prior years	2	3	1
Additions based on tax positions related to current year	11	9	11
Reductions based on tax positions related to prior years	(2)	—	(3)
Settlements with taxing authorities	—	(2)	(6)
Statute of limitations lapses	(3)	(4)	(6)
Unrecognized tax benefits, end of period	$39	$31	$25

The unrecognized tax benefits increased $8 million to $39 million during the year ended December 31, 2019. At December 31, 2019, the Company had $31 million, net of federal benefits, of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate in future periods.
The following table summarizes the tax years that are either currently under examination or remain open to assessment under the statute of limitations and subject to examination by the major tax jurisdictions in which the Company operates:

Jurisdiction	Open Tax Years
Hong Kong	2013-2018
Philippines	2016-2019
United Kingdom	2017
United States	2016-2019
Various states(1)	2013-2019

(1)	Major state tax jurisdictions include California, Georgia, Illinois, New York and Virginia.
It is reasonably possible that the Company's unrecognized tax benefits could be reduced by as much as $7 million within the next twelve months as a result of settlements of certain examinations or expiration of statutes of limitations.
The Company accrues interest and penalties, if any, related to income tax matters in income tax expense. The Company has total reserves for interest and penalties of $6 million and $3 million as of December 31, 2019 and 2018, respectively.

E*TRADE 2019 10-K | Page 148

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Taxes and Valuation Allowances
Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences and tax carryforwards that created deferred tax assets and deferred tax liabilities at December 31, 2019 and 2018 are summarized in the following table (dollars in millions):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses	$96	$162
Reserves and allowances, net	70	105
Leasing liability	58	—
Deferred compensation	20	34
Financial instrument valuations	1	54
Tax credits	2	69
Other	—	1
Total deferred tax assets	247	425
Valuation allowance	(20)	(20)
Total deferred tax assets, net of valuation allowance	227	405
Deferred tax liabilities:
Depreciation and amortization	(506)	(413)
Leasing asset	(52)	—
Other	(6)	(2)
Total deferred tax liabilities	(564)	(415)
Deferred tax liabilities, net	$(337)	$(10)

The Company had $14 million of gross federal net operating losses, or $3 million in deferred tax assets related to these losses, at December 31, 2019 that is limited by Internal Revenue Code section 382. There is no valuation allowance recorded against federal net operating losses. In addition, the Company had $1.9 billion of gross state net operating losses, or $93 million in deferred tax assets related to these losses, at December 31, 2019. The $20 million valuation allowance relates to state net operating losses, which expire between 2026 and 2038. Deferred tax assets, net and deferred tax liabilities are recorded in the Other assets and Other liabilities line items respectively on the consolidated balance sheet.
The following table provides a reconciliation of the beginning and ending amount of valuation allowance for the years ended December 31, 2019, 2018, and 2017 (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Valuation allowance, beginning of period	$(20)	$(23)	$(35)
Additions related to reduced federal benefit	—	—	(4)
Reductions related to the wind-down of foreign operations	1	2	14
(Additions) reductions related to state valuation allowance	(1)	1	2
Valuation allowance, end of period	$(20)	$(20)	$(23)

E*TRADE 2019 10-K | Page 149

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's valuation allowance remained flat at December 31, 2019 and decreased $3 million to $20 million at December 31, 2018, respectively.
Effective Tax Rate
The effective tax rate differed from the federal statutory rate as summarized in the following table for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Federal statutory tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal tax benefit	5.0	5.1	4.2
Disallowed executive compensation	0.3	0.2	0.1
Change in valuation allowances	—	—	(0.1)
Tax credits	(0.1)	(0.1)	(0.3)
Estimated reserve for uncertain tax positions	0.7	0.2	(0.3)
Deferred tax adjustments	0.5	(0.5)	(0.3)
Tax reform adjustments	—	—	5.5
Excess tax benefit on share-based compensation	(0.2)	(0.6)	(0.7)
Other	0.4	0.5	(0.9)
Effective tax rate	27.6%	25.8%	42.2%

NOTE 15—SHAREHOLDERS' EQUITY

Preferred Stock
The following table presents the preferred stock outstanding (in millions except total shares outstanding and per share data):

					Carrying Value at December 31,
Description	Issuance Date	Per Annum Dividend Rate	Total Shares Outstanding	Liquidation Preference per Share	2019	2018
Series A
Fixed-to-Floating Rate Non-Cumulative	8/25/2016	5.875% to, but excluding, 9/15/2026; 3-mo LIBOR + 4.435% thereafter	400,000	$1,000	$394	$394
Series B
Fixed-to-Floating Rate Non-Cumulative	12/6/2017	5.30% to, but excluding, 3/15/2023; 3-mo LIBOR + 3.16% thereafter	3,000	$100,000	295	295
Total			403,000		$689	$689

E*TRADE 2019 10-K | Page 150

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividend on Preferred Stock
The following table presents the cash dividends paid on preferred stock (in millions except per share data):

Year Ended December 31, 2019
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/7/2019	2/28/2019	3/15/2019	$29.38	$12
7/25/2019	8/30/2019	9/16/2019	$29.38	12
Series B (1)
2/7/2019	2/28/2019	3/15/2019	$2,650.00	8
7/25/2019	8/30/2019	9/16/2019	$2,650.00	8
Total				$40

Year Ended December 31, 2018
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/8/2018	2/28/2018	3/15/2018	$29.38	$12
7/26/2018	8/31/2018	9/17/2018	$29.38	12
Series B (1)
7/26/2018	8/31/2018	9/17/2018	$4,107.50	12
Total				$36

Year Ended December 31, 2017
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/2/2017	2/28/2017	3/15/2017	$32.64	$13
8/2/2017	8/31/2017	9/15/2017	$29.38	12
Total				$25

(1)	Dividends are non-cumulative and payable semi-annually, if declared.
On February 6, 2020, the Company declared a cash dividend of $29.38 per share on its Series A Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock and $2,650.00 per share (equivalent to $26.50 per depository share) on its Series B Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock. The dividends are payable on March 16, 2020, to shareholders of record as of the close of business on March 2, 2020.

E*TRADE 2019 10-K | Page 151

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock
Dividend on Common Stock
The following table presents the cash dividends paid on common stock (in millions except per share data):

Year Ended December 31, 2019
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
1/23/2019	2/1/2019	2/15/2019	$0.14	$35
4/16/2019	5/13/2019	5/20/2019	$0.14	34
7/17/2019	8/19/2019	8/26/2019	$0.14	34
10/16/2019	11/8/2019	11/15/2019	$0.14	32
Total				$135

Year Ended December 31, 2018
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
10/17/2018	10/30/2018	11/15/2018	$0.14	$36
Total				$36

On January 22, 2020, the Company declared a cash dividend for the first quarter of $0.14 per share on its outstanding shares of common stock. The dividend will be payable on March 2, 2020 to shareholders of record as of the close of business on February 25, 2020.
Share Repurchases
In October 2018, the Company announced that its board of directors authorized the repurchase of up to $1 billion of shares of its common stock. During 2019, the Company completed this $1 billion share repurchase program with the repurchase of 10.8 million shares of common stock at an average price of $46.18 per share, or $499 million during the year. In July 2019, the Company announced that its board of directors authorized a new $1.5 billion share repurchase program. As of December 31, 2019, the Company had repurchased 14.0 million shares of common stock at an average price of $41.97 per share, or $586 million under the new program. In total, we utilized $1.1 billion to repurchase 24.8 million shares at an average price of $43.81 under these programs during the year ended December 31, 2019. The Company accounts for share repurchases retired after repurchase by allocating the excess repurchase price over par to additional paid-in-capital.
Other Common Stock Activity
Other common stock activity includes shares withheld to pay taxes for share-based compensation, employee stock purchase plan and other activity. During the year ended December 31, 2017, it also includes a $3 million conversion of the Company's convertible debentures into 0.3 million shares of common stock. There were no conversions of convertible debentures during the years ended December 31, 2018 and 2019.

E*TRADE 2019 10-K | Page 152

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
The following tables present after-tax changes in each component of accumulated other comprehensive loss (dollars in millions):

	2019	2018
Accumulated other comprehensive loss, beginning of period(1)	$(275)	$(26)
Other comprehensive income (loss) before reclassifications	224	(203)
Amounts reclassified from accumulated other comprehensive loss	23	(31)
Transfer of held-to-maturity securities to available-for-sale securities(2)	—	6
Net change	247	(228)
Cumulative effect of hedge accounting adoption	—	(7)
Reclassification of tax effects due to federal tax reform	—	(14)
Accumulated other comprehensive loss, end of period(1)(3)	$(28)	(275)

(1)	The accumulated other comprehensive loss balances and activities were related to available-for-sale securities in both periods.

(2)
Securities with a carrying value of $4.7 billion and related unrealized pre-tax gain of $7 million, or $6 million net of tax, were transferred from held-to-maturity securities to available-for-sale securities during the year ended December 31, 2018, as part of a one-time transition election for early adopting the new derivatives and hedge accounting guidance.

(3)
Includes unamortized unrealized pre-tax losses of $21 million at December 31, 2019 of which $1 million and $14 million are related to the transfer of available-for-sale securities to held-to-maturity securities during the years ended December 31, 2019 and 2018, respectively.

	Available-for-Sale Securities	Foreign Currency Translation	Total
Balance, December 31, 2016	$(139)	$2	$(137)
Other comprehensive income before reclassifications	137	—	137
Amounts reclassified from accumulated other comprehensive loss	(24)	(2)	(26)
Net change	113	(2)	111
Balance, December 31, 2017	$(26)	$—	$(26)

E*TRADE 2019 10-K | Page 153

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents other comprehensive income (loss) activity and the related tax effect (dollars in millions):

	Year Ended December 31,
	2019			2018			2017
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income (loss)
Available-for-sale securities:
Unrealized gains (losses), net	$300	$(76)	$224	$(272)	$69	$(203)	$213	$(76)	$137
Reclassification into earnings, net	32	(9)	23	(42)	11	(31)	(39)	15	(24)
Transfer of held-to-maturity securities to available-for-sale securities	—	—	—	7	(1)	6	—	—	—
Net change from available-for-sale securities	332	(85)	247	(307)	79	(228)	174	(61)	113
Reclassification of foreign currency translation into earnings, net	—	—	—	—	—	—	(2)	—	(2)
Other comprehensive income (loss)	$332	$(85)	$247	$(307)	$79	$(228)	$172	$(61)	$111

The following table presents the consolidated statements of income line items impacted by reclassifications out of accumulated other comprehensive loss (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss			Affected Line Items in the Consolidated Statements of Income
	Year Ended December 31,
	2019	2018	2017
Available-for-sale securities:	$(29)	$45	$39	Gains (losses) on securities and other, net
	(3)	(3)	—	Interest income
	(32)	42	39	Reclassification into earnings, before tax
	9	(11)	(15)	Income tax benefit (expense)
	$(23)	$31	$24	Reclassification into earnings, net

Foreign currency translation:	$—	$—	$2	Other non-interest expenses
	$—	$—	$2	Reclassification into earnings, net

E*TRADE 2019 10-K | Page 154

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—EARNINGS PER SHARE
Net income available to common shareholders, or net income less preferred stock dividends, represents the numerator used in the computation of basic and diluted earnings per common share. The denominators used in the computation of basic and diluted earnings per common share are basic and diluted weighted average common shares outstanding, respectively.
Basic weighted average common shares outstanding were 237.4 million, 260.6 million and 273.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. The difference between basic and diluted weighted average common shares outstanding includes the weighted-average dilutive impact of securities, including restricted stock units and awards, dividend equivalent units, employee stock purchase plan shares and stock options, as well as the weighted-average dilutive impact of convertible debentures. This activity represented 0.5 million, 1.1 million and 1.2 million shares for the years ended December 31, 2019, 2018 and 2017, respectively. This resulted in diluted weighted average common shares outstanding of 237.9 million, 261.7 million and 274.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amount of certain restricted stock and options excluded from the calculations of diluted earnings per common share due to the anti-dilutive effect was not material for the years ended December 31, 2019, 2018 and 2017.

E*TRADE 2019 10-K | Page 155

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—SHARE-BASED COMPENSATION, EMPLOYEE INCENTIVE AND RETIREMENT PLANS
Share-Based Compensation Plans
In 2015, the Company adopted and the shareholders approved the 2015 Omnibus Incentive Plan (2015 Plan), which replaced the 2005 Stock Incentive Plan (2005 Plan). The 2015 Plan provides the Company the ability to grant equity awards to officers, directors, employees and consultants, including, but not limited to, nonqualified or incentive stock options, restricted stock awards, restricted stock units and deferred restricted stock units at a price based on the date of the grant. The Company typically issues new shares upon exercise of stock options and vesting of other equity awards.
Under the 2015 Plan, the remaining unissued authorized shares of the 2005 Plan that are not subject to outstanding awards thereunder were authorized for issuance. Additionally, any shares that had been awarded but remained unissued under the 2005 Plan that were subsequently canceled, forfeited, or reacquired by the Company would be authorized for issuance under the 2015 Plan. As of December 31, 2019, 6.9 million shares were available for grant under the 2015 Plan.
The Company recognized $53 million, $46 million and $41 million in share-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. Total unrecognized compensation expense related to non-vested restricted stock awards, restricted stock units, and performance share units was $46 million as of December 31, 2019. This cost is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Option Plans
Through 2011, the Company issued options to directors and to certain of the Company's officers and employees. Options generally vested ratably over a two- to four-year period from the date of grant and expired within seven to ten years from the date of grant. Certain options provide for accelerated vesting upon a change of control. The Company measures compensation expense based on the exercise price which is equal to the fair value of the shares on the grant date.
As of December 31, 2019, there were no options outstanding and no unrecognized compensation expense related to non-vested stock options.
Restricted Stock Awards
The Company issues restricted stock awards to directors. Restricted stock awards are issued at the fair value on the date of grant and vest one year from the date of issuance. At December 31, 2019 there were less than 0.1 million restricted stock awards outstanding. Non-employee directors may also elect to defer all or a portion of their cash and equity compensation into deferred restricted stock units.
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

E*TRADE 2019 10-K | Page 156

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Beginning in 2015, the Company also issued performance share units to certain of the Company’s officers. Each performance share unit can be converted into one share of the Company’s common stock upon vesting. Vesting of performance share units is contingent upon achievement of certain predefined performance targets over the performance period. These performance share units are issued at the fair value on the date of grant. Performance share units granted prior to 2019 vest over three successive one-year performance periods based upon the achievement of performance targets. Beginning in 2019, performance share units vest over a single three-year performance period.
A summary of restricted stock and performance stock unit activity is presented below (shares in thousands):

	Restricted Stock Units		Performance Share Units
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,987	$39.87	229	$47.24
Granted(1)	1,053	45.86	180	46.70
Vested(1)	(1,050)	34.53	(142)	48.66
Forfeited	(85)	44.80	—	—
Outstanding at December 31, 2019	1,905	44.84	267	46.12

Expected to vest at December 31, 2019	1,859	44.80

(1)	The number of performance share units granted and vested includes the impact of the achievement of performance targets.
The total fair value of restricted stock awards, restricted stock units and performance share units that vested was $56 million, $76 million and $58 million during the years ended December 31, 2019, 2018 and 2017, respectively.
On the date that the Company pays a common stock dividend, holders of restricted stock units, deferred restricted stock units and performance stock units are granted dividend equivalent units which are forfeitable and are subject to the same vesting terms as the stock units with respect to which they have been awarded. The amount of such dividend equivalent units are not material to the year ended December 31, 2019 or December 31, 2018 and are included in the number of shares granted.
Employee Incentive and Retirement Plans
Employee Stock Purchase Plan
In May 2018, the shareholders of the Company approved the 2018 Employee Stock Purchase Plan (2018 ESP Plan), and reserved 4.0 million shares of common stock for sale to employees at a price no less than 85% of the fair market value per share of the common stock on the purchase date. The Company currently offers six month enrollment periods at the end of which employees can purchase shares of the Company's common stock at a price equal to 95% of the closing market price on the date of purchase. The initial offering period began on September 1, 2018. No share-based compensation expense was recorded in connection with the 2018 ESP Plan as it was deemed non-compensatory. Employees purchased 90,348 shares under the plan during the year ended December 31, 2019.

E*TRADE 2019 10-K | Page 157

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

401(k) Plan
The Company has a 401(k) salary deferral program for eligible employees who have met certain service requirements. The Company matches certain employee contributions; additional contributions to this plan are at the discretion of the Company. Total contribution expense under this plan was $21 million, $19 million and $11 million for the years ended December 31, 2019, 2018, and 2017 respectively.

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
At December 31, 2019 and 2018, all of the Company’s broker-dealer and FCM subsidiaries met applicable minimum net capital requirements. The following table presents a summary of the minimum net capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
December 31, 2019:
E*TRADE Securities(1)	$223	$1,251	$1,028
E*TRADE Futures	3	28	25
Total(2)	$226	$1,279	$1,053

December 31, 2018:
E*TRADE Securities	$209	$1,294	$1,085
E*TRADE Futures	1	26	25
International broker-dealer	—	18	18
Total	$210	$1,338	$1,128

(1)	E*TRADE Securities paid dividends of $910 million to the parent company during the year ended December 31, 2019.

(2)
The Company's international broker-dealer de-registered and entered into voluntary liquidation in May 2019. The international broker-dealer was not subject to minimum net capital requirements at December 31, 2019.

E*TRADE 2019 10-K | Page 158

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2019					December 31, 2018
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,035	6.9%	$2,922	5.0%	$1,113	$4,097	6.6%	$3,101	5.0%	$996
Common Equity Tier 1	$3,346	31.5%	$692	6.5%	$2,654	$3,408	31.1%	$713	6.5%	$2,695
Tier 1 risk-based	$4,035	37.9%	$852	8.0%	$3,183	$4,097	37.3%	$877	8.0%	$3,220
Total risk-based	$4,060	38.2%	$1,064	10.0%	$2,996	$4,143	37.8%	$1,097	10.0%	$3,046
E*TRADE Bank(1)(2)
Tier 1 leverage	$3,240	7.2%	$2,253	5.0%	$987	$3,484	7.1%	$2,461	5.0%	$1,023
Common Equity Tier 1	$3,240	36.5%	$577	6.5%	$2,663	$3,484	34.9%	$650	6.5%	$2,834
Tier 1 risk-based	$3,240	36.5%	$710	8.0%	$2,530	$3,484	34.9%	$800	8.0%	$2,684
Total risk-based	$3,257	36.7%	$888	10.0%	$2,369	$3,521	35.2%	$999	10.0%	$2,522
E*TRADE Savings Bank(1)
Tier 1 leverage	$1,480	40.7%	$182	5.0%	$1,298	$1,456	26.6%	$273	5.0%	$1,183
Common Equity Tier 1	$1,480	224.7%	$43	6.5%	$1,437	$1,456	169.4%	$56	6.5%	$1,400
Tier 1 risk-based	$1,480	224.7%	$53	8.0%	$1,427	$1,456	169.4%	$69	8.0%	$1,387
Total risk-based	$1,480	224.7%	$66	10.0%	$1,414	$1,456	169.4%	$86	10.0%	$1,370

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

(2)	E*TRADE Bank paid dividends of $835 million to the parent company during the year ended December 31, 2019.

E*TRADE 2019 10-K | Page 159

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—LEASE ARRANGEMENTS
The Company enters into non-cancelable operating leases for its corporate offices, retail branches and other facilities. These leases have remaining terms ranging from less than one to 12 years, and the weighted-average remaining lease term for these leases is 8.2 years. Most leases include one or more options to renew, with renewal terms that can extend the lease term up to 10 years. Only those renewal terms that the Company is reasonably certain of exercising are included in the calculation of the lease liability. Leases that have not yet commenced at December 31, 2019 will have an immaterial impact on the Company's ROU assets and lease liabilities. Certain lease agreements include rental payments based on power usage or that adjust periodically for inflation or costs incurred by the lessor. None of the Company's current lease agreements contain material residual value guarantees or material restrictive covenants.
The following table presents balance sheet information related to the Company's classification of ROU assets and operating lease liabilities (dollars in millions):

	Classification	December 31, 2019
Operating lease assets, net	Other assets	$195
Operating lease liabilities	Other liabilities	$235

In December 2019, the Company exited its New York headquarters and consolidated related operations at its Jersey City, New Jersey location. The Company remeasured the ROU asset and lease liability, reducing them both by $9 million respectively, to reflect the shortened lease term and recognized an impairment charge of $6 million in restructuring and acquisition-related activities. Refer to Note 2—Acquisitions and Restructuring for further detail.
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
Cash paid for amounts included in the measurement of operating lease liabilities was $29 million for the year ended December 31, 2019. The following table presents the significant components of lease expense (dollars in millions):

	Classification	Year Ended December 31, 2019
Operating lease cost(1)	Occupancy and Equipment	$35
Variable lease cost	Occupancy and Equipment	$3
Net lease expense(2)		$38

(1)	Includes short-term lease costs which are not material.

(2)	Net of sublease income which is not material.

E*TRADE 2019 10-K | Page 160

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturities of lease liabilities (dollars in millions):

Operating Leases
Years ending December 31,
2020	$39
2021	37
2022	35
2023	34
2024	29
Thereafter	107
Total lease payments	281
Imputed interest	(46)
Present value of lease liabilities	$235
The Company executed a sale-leaseback transaction on its Alpharetta, Georgia office in 2014. The transaction was initially accounted for as a financing as it did not qualify for sale accounting. The Company evaluated this transaction as part of the adoption of the new lease guidance in 2019 and concluded that it did not qualify for sale accounting and should continue to be accounted for as a financing. The office building is included in the property and equipment, net line item and the related financing obligation is included in the other liabilities line item in the Company's consolidated balance sheet. Future minimum lease payments and sublease proceeds to be received under the lease are $24 million and $9 million, respectively.

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

E*TRADE 2019 10-K | Page 161

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

E*TRADE 2019 10-K | Page 162

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commitments
In the normal course of business, the Company makes various commitments to extend credit and incur contingent liabilities that are not reflected in the consolidated balance sheet. Significant changes in the economy or interest rates may influence the impact that these commitments and contingencies have on the Company in the future.
The Company’s equity method investments, investments measured at cost and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $43 million in unfunded contingent investment commitments with respect to these investments at December 31, 2019.
At December 31, 2019, the Company had $14 million of certificates of deposit scheduled to mature in less than one year.
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

E*TRADE 2019 10-K | Page 163

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2019	2018	2017
Dividends from subsidiaries(1)	$1,770	$1,150	$350
Other revenues, net	404	410	377
Total net revenue	2,174	1,560	727
Total non-interest expense	603	575	611
Income before income tax expense and equity in income of consolidated subsidiaries	1,571	985	116
Income tax expense	184	149	75
Equity in undistributed income (loss) of subsidiaries	(432)	216	573
Net income(2)	955	1,052	614
Other comprehensive income (loss)	247	(228)	111
Comprehensive income	$1,202	$824	$725

(1)	Dividends from subsidiaries includes the gross amount of dividends received.

(2)
Net income available to common shareholders was $915 million, $1.0 billion and $589 million for the years ended December 31, 2019, 2018, and 2017, respectively, and includes the impact of $40 million, $36 million, and $25 million of preferred stock dividends, respectively.

CONDENSED BALANCE SHEETS
(In millions)

	December 31,
	2019	2018
ASSETS
Cash and equivalents	$614	$340
Property and equipment, net	215	169
Investment in consolidated subsidiaries(1)	7,578	7,722
Receivable from subsidiaries	29	24
Other assets	356	175
Total assets	$8,792	$8,430
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Corporate debt	$1,410	$1,409
Other liabilities	839	459
Total liabilities	2,249	1,868
Total shareholders’ equity	6,543	6,562
Total liabilities and shareholders’ equity	$8,792	$8,430

(1)	Includes $3.5 billion and $3.6 billion of investments in bank subsidiaries at December 31, 2019 and 2018, respectively.

E*TRADE 2019 10-K | Page 164

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$955	$1,052	$614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74	55	51
Equity in undistributed (income) loss from subsidiaries	432	(216)	(573)
Losses on early extinguishment of debt	—	—	58
Other	189	292	213
Net cash provided by operating activities	1,650	1,183	363
Cash flows from investing activities:
Capital expenditures for property and equipment	(87)	(60)	(59)
Cash contributions to subsidiaries	(31)	(464)	(61)
Other	—	2	6
Net cash used in investing activities	(118)	(522)	(114)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	420	999
Payments on senior notes	—	—	(1,049)
Proceeds from issuance of preferred stock	—	—	300
Repurchases of common stock	(1,085)	(1,139)	(362)
Preferred stock dividends	(40)	(36)	(25)
Common stock dividends	(135)	(36)	—
Other	2	(23)	(35)
Net cash used in financing activities	(1,258)	(814)	(172)
Increase (decrease) in cash and equivalents	274	(153)	77
Cash and equivalents, beginning of period	340	493	416
Cash and equivalents, end of period	$614	$340	$493

Parent Company Guarantees
Guarantees are contingent commitments issued by the parent for the purpose of guaranteeing the financial obligations of a subsidiary to a third party. The financial obligations of the parent and the relevant subsidiary do not change by the existence of a parent guarantee. Rather, upon the occurrence of certain events, the guarantee shifts ultimate payment responsibility of an existing financial obligation from the relevant subsidiary to the parent company. During the year ended December 31, 2019, no claims had been made against the parent for payment under any guarantees and thus, no obligations have been recognized. The parent has not provided any guarantees that are collateralized.

E*TRADE 2019 10-K | Page 165

E*TRADE FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—QUARTERLY DATA (UNAUDITED)
The information presented below reflects all adjustments, which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the quarterly periods presented (dollars in millions, except per share amounts):

	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
Total net revenue	$755	$685	$767	$679	$708	$710	$720	$735
Net income	$290	$219	$274	$172	$247	$250	$285	$270
Earnings per share:
Basic	$1.10	$0.90	$1.08	$0.76	$0.88	$0.95	$1.01	$1.07
Diluted	$1.09	$0.90	$1.08	$0.76	$0.88	$0.95	$1.00	$1.06

Net income in the fourth quarter of 2019 included $21 million of restructuring and acquisition-related activities expense and $8 million of expense related to the impairment of certain technology assets which was recognized in other non-interest expense. The restructuring and acquisition-related activities expense related primarily to the closure of our New York headquarters, severance from organizational changes driven by enterprise-wide cost containment initiatives, and costs incurred as part of the Gradifi acquisition. See Note 2—Acquisitions and Restructuring and Note 9—Property and Equipment, Net for additional information. Net income and total net revenue in the second quarter of 2019 included $80 million of pre-tax losses from balance sheet repositioning. See Note 6—Available-for-Sale and Held-to-Maturity Securities for additional information.

E*TRADE 2019 10-K | Page 166

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

(c)
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

E*TRADE 2019 10-K | Page 167

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference from the Company’s definitive proxy statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A within 120 days after December 31, 2019 (the Proxy Statement).
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

E*TRADE 2019 10-K | Page 168

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

*4.2	Description of Common Stock.
4.3
Senior Indenture dated November 14, 2012 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (includes form of note) (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 14, 2012, Commission File Number 1-11921).

4.4
Second Supplemental Indenture dated November 17, 2014, to the Senior Indenture dated November 14, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 5.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 17, 2014, Commission File Number 1-11921).

E*TRADE 2019 10-K | Page 169

Exhibit Number	Description
4.5
Third Supplemental Indenture dated March 5, 2015, to the Senior Indenture dated November 14, 2012, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 5, 2015, Commission File Number 1-11921).

4.6
Certificate of Designations of Preferences and Rights of the Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of E*TRADE Financial Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 25, 2016, Commission File Number 1-11921).

4.7
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

4.9
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

4.12
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

4.14	Form of Depositary Receipt (included in Exhibit 4.13).
4.15
Third Supplemental Indenture, dated as of June 20, 2018, between E*TRADE Financial Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on June 20, 2018, Commission File Number 1-11921).

4.16	Form of 2.950% Senior Notes due 2022 (included in Exhibit 4.9).
4.17	Form of 3.800% Senior Notes due 2027 (included in Exhibit 4.10).
4.18	Form of 4.500% Senior Notes due 2028 (included in Exhibit 4.15).
10.1	Form of Indemnification Agreement for Directors (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 2, 2017, Commission File Number 1-11921).
+10.2	Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-K filed on February 24, 2010, Commission File Number 1-11921).
+10.3
Amended 2005 Equity Incentive Plan of E*TRADE Financial Corporation. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2010, Commission File Number 1-11921).

+10.4	2015 Omnibus Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2015, Commission File Number 1-11921).

E*TRADE 2019 10-K | Page 170

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

+10.7
Form of Executive Restricted Stock Unit Award Agreement for 2015 Omnibus Incentive Plan, as adopted January 17, 2019 (incorporated by reference to Exhibit 10.7 of the Company’s Form 10-K/A filed on February 21, 2019, Commission File Number 1-11921).

+10.8
Form of Restricted Stock Unit Award Agreement for 2015 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Form 10-Q filed on November 1, 2018, Commission File Number 1-11921).

+10.9
Form of Restricted Stock Unit Award Agreement for 2015 Omnibus Incentive Plan, as adopted January 17, 2019 (incorporated by reference to Exhibit 10.9 of the Company’s Form 10-K/A filed on February 21, 2019, Commission File Number 1-11921).

+10.10
Form of Performance Share Unit Award Agreement for 2015 Equity Incentive Plan, as adopted March 12, 2015 (incorporated by reference to Exhibit 10.8 of the Company’s Form 10-K filed on February 24, 2016, Commission File Number 1-11921).

+10.11
Form of Performance Share Unit Award Agreement for 2015 Equity Incentive Plan for Certain Executive Officers, as adopted January 17, 2019 (incorporated by reference to Exhibit 10.11 of the Company’s Form 10-K/A filed on February 21, 2019, Commission File Number 1-11921).

+10.12
Form of Performance Share Unit Award Agreement for 2015 Equity Incentive Plan, as adopted January 17, 2019 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K/A filed on February 21, 2019, Commission File Number 1-11921).

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

+10.15
Form of Employment Agreement between the Company and Michael J. Curcio (incorporated by reference to Exhibit 10.16 of the Company’s Form 10-K filed on February 22, 2017, Commission File Number 1-11921).

+10.16
Amendment, dated March 7, 2019, to the Employment Agreement, dated February 14, 2017, between the Company and Michael J. Curcio (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on May 5, 2019, Commission File Number 1-11921).

+10.17
Form of Employment Agreement between the Company and each of Alice Milligan and Lori S. Sher (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on November 1, 2018, Commission File Number 1-11921).

*+10.18	Form of Amendment to Employment Agreement between the Company and each of Michael A. Pizzi, Michael J. Curcio, Alice Milligan and Lori S. Sher.
*+10.19	Form of Employment Agreement between the Company and Chad E. Turner.
+10.20
Employment Agreement effective as of August 15, 2019 between the Company and Michael A. Pizzi (incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q filed on October 31, 2019, Commission File Number 1-11921).

*21.1	Subsidiaries of the Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm.
*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

E*TRADE 2019 10-K | Page 171

Exhibit Number	Description
*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Exhibit is a management contract or a compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

E*TRADE 2019 10-K | Page 172

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: February 19, 2020

E*TRADE Financial Corporation (Registrant)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Executive Officer
(Principal Executive Officer)

By	/S/ CHAD E. TURNER
Chad E. Turner
Chief Financial Officer
(Principal Financial Officer)

By	/S/ DIRK W. WYCKOFF
Dirk W. Wyckoff
Corporate Controller
(Principal Accounting Officer)

E*TRADE 2019 10-K | Page 173

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ MICHAEL A. PIZZI	Director and Chief Executive Officer (Principal Executive Officer)	February 19, 2020
Michael A. Pizzi

/S/ CHAD E. TURNER	Chief Financial Officer (Principal Financial Officer)	February 19, 2020
Chad E. Turner

/S/ DIRK W. WYCKOFF	Corporate Controller (Principal Accounting Officer)	February 19, 2020
Dirk W. Wyckoff

/S/ RODGER A. LAWSON	Chairman of the Board	February 19, 2020
Rodger A. Lawson

/S/ RICHARD J. CARBONE	Director	February 19, 2020
Richard J. Carbone

/S/ ROBERT J. CHERSI	Director	February 19, 2020
Robert J. Chersi

/S/ JAIME W. ELLERTSON	Director	February 19, 2020
Jaime W. Ellertson

/S/ JAMES P. HEALY	Director	February 19, 2020
James P. Healy

/S/ KEVIN T. KABAT	Director	February 19, 2020
Kevin T. Kabat

/S/ JAMES LAM	Director	February 19, 2020
James Lam

/S/ SHELLEY B. LEIBOWITZ	Director	February 19, 2020
Shelley B. Leibowitz

/S/ REBECCA SAEGER	Director	February 19, 2020
Rebecca Saeger

/S/ DONNA L. WEAVER	Director	February 19, 2020
Donna L. Weaver

/S/ JOSHUA A. WEINREICH	Director	February 19, 2020
Joshua A. Weinreich

E*TRADE 2019 10-K | Page 174