Form 10-Q
period 2020-06-30
E TRADE FINANCIAL CORP
filed 2020-08-05
CIK 1015780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
As of August 3, 2020, there were 221,096,380 shares of common stock outstanding.

E*TRADE FINANCIAL CORPORATION
FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2020

E*TRADE Q2 2020 10-Q | Page i

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

E*TRADE Q2 2020 10-Q | Page ii

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

E*TRADE Q2 2020 10-Q | Page 1

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

E*TRADE Q2 2020 10-Q | Page 2

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

E*TRADE Q2 2020 10-Q | Page 3

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

E*TRADE Q2 2020 10-Q | Page 4

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

E*TRADE Q2 2020 10-Q | Page 5

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
Investing
The Company endeavors to help investors build wealth and address their long-term investing needs through a suite of managed products, asset allocation models, and other services. These include our Core Portfolios, Blend Portfolios, Dedicated Portfolios, and Fixed Income Portfolios. The Company offers self-directed digital tools across web and mobile platforms, including mutual fund and ETF screeners, All-Star Lists, a collection of pre-built ETF or mutual fund portfolios based on time frame and risk tolerance, an assortment of planning and allocation tools, thematic investing opportunities, education and editorial content. Investors also have access to a wide selection of ETFs and mutual funds, including approximately 2,300 ETFs and more than 4,500 no-load, no-transaction fee mutual funds.
The Company also offers guidance through a team of licensed financial consultants and Chartered Retirement Planning CounselorsSM at our 30 regional financial centers and through our two national financial centers by phone, email and online. Customers can also receive complimentary portfolio reviews and personalized investment recommendations.
Banking and Cash Management
The Company's banking and cash management capabilities include deposit accounts insured by the FDIC, which are fully integrated into customer brokerage accounts. E*TRADE Bank's deposit account offerings include the Premium Savings Account, which generally provides a higher yield to savings account customers as compared to our other deposit products. Among other features, E*TRADE Bank's customers can transfer to and from accounts at E*TRADE and elsewhere for free, and checking account customers have access to debit cards with ATM fee refunds, online and mobile bill pay, and mobile check deposits. We also offer the E*TRADE Line of Credit, a securities-based lending program, which allows customers to borrow against the market value of securities pledged as collateral.

E*TRADE Q2 2020 10-Q | Page 6

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
Corporate Services is an important driver of account and asset growth, serving as a conduit to the retail channel. Over the trailing 12 months, there were $96 billion of gross inflows into our corporate services channel, primarily driven by new corporate client implementations and new grants and employee stock purchase plan transactions. Over this same period, domestic stock plan participants generated $42 billion of net proceeds through transactions of vested assets. These participant proceeds represent a key source of net new assets for the retail customer channel.
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
Significant Events
Proposed merger with Morgan Stanley
On February 20, 2020, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Morgan Stanley under which Morgan Stanley agreed to acquire the Company in an all-stock transaction. The Company's shareholders approved the merger on July 17, 2020. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2020. Please refer to Note 2—Acquisitions and Restructuring for additional details.
Global economy disrupted by COVID-19 pandemic
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The Company responded by executing its business continuity plan and transitioning nearly all of its workforce to a remote working environment to prioritize the safety of its employees and customers. The pandemic, and actions taken by governmental authorities to contain its financial and economic impact, has resulted in significant market volatility and a significant reduction in interest rates. As a result, the Company experienced sequential declines in net interest margin, net interest income and other related revenues. While these decreases were offset by increased trading-based revenues resulting from continued record customer engagement, we cannot be certain that such levels will persist should the scope and duration of the disruption be prolonged.

E*TRADE Q2 2020 10-Q | Page 7

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to provide stimulus to the US economy in the form of financial aid to individuals and business, among other groups. The CARES Act includes provisions for housing assistance, including mortgage forbearance and foreclosure relief for eligible borrowers. The CARES Act also provides relief from certain generally accepted accounting principles (GAAP) requirements, including guidance related to the classification of loan modifications as troubled debt restructurings (TDRs). The Company adopted the provisions of the CARES Act and related guidance issued by US banking agencies (interagency guidance) during the second quarter of 2020. Refer to Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 7—Loans Receivable and Allowance for Credit Losses for additional details.
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

E*TRADE Q2 2020 10-Q | Page 8

Key Performance Metrics
Management monitors customer activity and corporate metrics to evaluate the Company’s performance. The most significant of these are displayed below.
Customer Activity Metrics
Daily Average Revenue Trades (DARTs) is an important measure of customer trading activity and is a key driver of trading-based revenue. DARTs were 1,009,956 and 834,980 for the three and six months ended June 30, 2020, respectively, compared to 274,838 and 279,839 for the same periods in 2019. DARTs volume is impacted by market sentiment as well as volatility of the equity markets.
Derivative DARTs, a key component of overall DARTs that represents advanced trading activities by our customers, is the daily average number of options and futures trades, and Derivative DARTs percentage is the mix of options and futures trades as a component of total DARTs. We expect that options trades will be the primary driver of commissions revenue in future periods. Derivative DARTs were 253,320 and 220,465 for the three and six months ended June 30, 2020, respectively, compared to 91,358 and 91,644 for the same periods in 2019. Derivative DARTs represented 25% and 26% of total DARTs for the three and six months ended June 30, 2020, respectively, compared to 33% for both of the same periods in 2019.

E*TRADE Q2 2020 10-Q | Page 9

Margin receivables represent credit extended to customers to finance their purchases of securities by borrowing against securities they own and is a key driver of net interest income. Margin receivables were $9.4 billion and $9.9 billion at June 30, 2020 and 2019, respectively. Average margin receivables balances are significant drivers of net interest income. Average margin receivables were $8.0 billion and $8.7 billion for the three and six months ended June 30, 2020, respectively, compared to $10.1 billion and $9.9 billion for the same periods in 2019. The margin receivables balance increased during the three months ended June 30, 2020 as equity markets stabilized; however, a lower beginning balance, driven by decreases in equity market valuations in late March 2020, drove average margin receivables down relative to the prior period.

End of period accounts and net new accounts are indicators of our ability to attract and retain customers. Net new accounts represent gross new accounts less accounts attrited during the period. The following table presents end of period accounts by channel:

	2Q 2020	1Q 2020	4Q 2019	3Q 2019	2Q 2019
End of period retail accounts	5,825,265	5,498,596	5,169,757	5,130,138	5,122,669
End of period advisor services accounts	140,904	144,453	148,198	150,401	151,275
End of period corporate services accounts	1,979,907	1,946,956	1,908,836	1,893,881	1,853,875
End of period accounts	7,946,076	7,590,005	7,226,791	7,174,420	7,127,819

The following table presents net new accounts and annualized growth rates by channel:

	2Q 2020	1Q 2020	4Q 2019	3Q 2019	2Q 2019
Net new retail accounts	326,669	328,839	39,619	7,469	34,072
Net new advisor services accounts	(3,549)	(3,745)	(2,203)	(874)	53
Net new corporate services accounts	32,951	38,120	14,955	40,006	35,892
Net new accounts	356,071	363,214	52,371	46,601	70,017

Net new retail account growth rate	23.8%	25.4%	3.1%	0.6%	2.7%
Net new advisor services account growth rate	(9.8)%	(10.1)%	(5.9)%	(2.3)%	0.1%
Net new corporate services account growth rate	6.8%	8.0%	3.2%	8.6%	7.9%
Net new total account growth rate	18.8%	20.1%	2.9%	2.6%	4.0%

E*TRADE Q2 2020 10-Q | Page 10

Net new retail and advisor services assets equals total inflows to new and existing retail and advisor services accounts less total outflows from closed and existing retail and advisor services accounts. The net new retail and advisor services assets metric is a general indicator of the use of our products and services by new and existing retail and advisor services customers. Net new retail and advisor services assets exclude the effects of market movements in the value of retail and advisor services assets. Net new retail and advisor services assets were $13.5 billion and $31.4 billion for the three and six months ended June 30, 2020, respectively, compared to $1.6 billion and $6.3 billion for the same periods in 2019. The increase from the prior year was as a result of record customer engagement beginning in March 2020 and continuing through the end of the second quarter 2020. The following table presents annualized net new retail and advisor services assets growth rates:

	2Q 2020	1Q 2020	4Q 2019	3Q 2019	2Q 2019
Net new retail assets growth rate	16.9%	20.2%	7.0%	3.4%	2.1%
Net new advisor services assets growth rate	(2.1)%	(7.1)%	(2.3)%	0.8%	(1.2)%
Net new retail and advisor services assets growth rate	15.9%	18.8%	6.5%	3.2%	1.9%

Total customer assets is an indicator of the value of our relationship with our customers. An increase generally indicates that the use of our products and services is expanding. Changes in this metric are also driven by changes in the valuations of our customers' underlying securities. The net increase in customer assets during the three months ended June 30, 2020 was driven by continued net new asset growth and a relative stabilization of equity markets after the volatility of the first quarter 2020. The following table presents the significant components of total customer assets (dollars in billions):

	2Q 2020	1Q 2020	4Q 2019	3Q 2019	2Q 2019
Security holdings	$324.6	$253.2	$310.7	$284.7	$286.6
Cash and deposits	92.2	84.6	71.0	65.0	62.2
Retail and advisor services assets	416.8	337.8	381.7	349.7	348.8
Corporate services vested assets	191.5	135.8	159.1	138.9	142.3
Retail, advisor services, and corporate services vested assets	608.3	473.6	540.8	488.6	491.1
Corporate services unvested holdings	173.5	113.7	136.7	115.4	117.0
Total customer assets	$781.8	$587.3	$677.5	$604.0	$608.1

E*TRADE Q2 2020 10-Q | Page 11

Customer cash and deposits is a significant component of total customer assets and is a key driver of net interest income as well as fees and service charges revenue, which includes fees earned on customer cash held by third parties. The following table presents the significant components of total customer cash and deposits (dollars in billions):

	2Q 2020	1Q 2020	4Q 2019	3Q 2019	2Q 2019
Sweep deposits:
Brokerage sweep deposits	$39.9	$38.1	$27.9	$30.8	$31.7
Bank sweep deposits(1)	0.2	0.7	6.4	—	—
Customer payables	15.7	16.0	12.8	11.2	10.6
Savings, checking, and other banking assets(2)	3.6	3.3	4.3	9.6	8.6
Total on-balance sheet customer cash and deposits	59.4	58.1	51.4	51.6	50.9
Brokerage sweep deposits at unaffiliated financial institutions	22.0	15.4	16.9	11.7	9.6
Bank sweep deposits at unaffiliated financial institutions(1)	8.7	9.1	0.8	—	—
Money market funds and other	2.1	2.0	1.9	1.7	1.7
Total customer cash held by third parties(3)	32.8	26.5	19.6	13.4	11.3
Total customer cash and deposits	$92.2	$84.6	$71.0	$65.0	$62.2
(1)Beginning in Q4 2019, bank sweep deposits include Premium Savings Accounts participating in the newly established bank sweep deposit account program. Refer to MD&A—Balance Sheet Overview for additional information.
(2)Savings, checking, and other banking assets include $1.0 billion, $6.3 billion and $5.1 billion of deposits at December 31, 2019, September 30, 2019 and June 30, 2019, respectively in our Premium Savings Account product that were subsequently converted to the bank sweep deposit program. There were no such balances at June 30, 2020 or March 31, 2020.
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
The following table presents the average balances and net fees earned on brokerage and bank sweep deposits held at unaffiliated financial institutions (dollars in billions, fees in basis points):

	2Q 2020	1Q 2020	4Q 2019	3Q 2019	2Q 2019
Brokerage sweep deposits at unaffiliated financial institutions	$20.4	$15.4	$14.7	$11.0	$3.7
Brokerage sweep deposit fees(1)	34	148	179	218	221
Bank sweep deposits at unaffiliated financial institutions	$9.2	$5.5	$0.3	$—	$—
Bank sweep deposit fees(1)	15	8	6	—	—
(1)Fees are net of interest paid.

E*TRADE Q2 2020 10-Q | Page 12

Corporate Metrics:

Diluted earnings per common share is the portion of a company's profit allocated to each diluted share of common stock and is a key indicator of the Company's profitability. Diluted earnings per common share was $0.88 and $1.61 for the three and six months ended June 30, 2020, respectively, compared to $0.90 and $2.00 for the same periods in 2019. See MD&A—Earnings Overview for further details.
Operating margin is the percentage of net revenue that results in income before income taxes and is an indicator of the Company's profitability. Operating margin was 37% for both the three and six months ended June 30, 2020, respectively, compared to 43% and 48% for the same periods in 2019. Income before income tax expense and net revenue, the numerator and denominator in the operating margin calculation, included $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which resulted in a 6 percentage point reduction and a 2 percentage point reduction in operating margin for the same periods.
Adjusted operating margin is a non-GAAP measure that provides useful information about our ongoing operating performance by excluding the provision (benefit) for credit losses, which is not viewed as a key factor governing our investment in the business and is excluded by management when evaluating operating margin performance. Adjusted operating margin was 37% for both the three and six months ended June 30, 2020, respectively, compared to 42% and 46% for the same periods in 2019. Adjusted income before income tax expense and net revenue, the numerator and denominator in the adjusted operating margin calculation, included $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which resulted in a 6 percentage point reduction and a 3 percentage point reduction in adjusted operating margin for the same periods. See MD&A—Earnings Overview for a reconciliation of adjusted operating margin to operating margin.

E*TRADE Q2 2020 10-Q | Page 13

Return on common equity is calculated by dividing net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Return on common equity was 13% and 12% for the three and six months ended June 30, 2020, respectively, compared to 15% and 17% for the same periods in 2019. Net income available to common shareholders included $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which had an after-tax impact of $59 million and resulted in a 4 percentage point reduction and a 2 percentage point reduction in return on common equity for the same periods.
Adjusted return on common equity is a non-GAAP measure calculated by dividing adjusted net income available to common shareholders by average common shareholders' equity, which excludes preferred stock. Adjusted net income available to common shareholders is a non-GAAP measure which excludes the provision (benefit) for credit losses, which is not viewed as key factor governing our investment in the business and is excluded by management when evaluating return on common equity performance. Adjusted return on common equity was 13 and 12% for the three and six months ended June 30, 2020, respectively, compared to 14% and 16% for the same periods in 2019. See MD&A—Earnings Overview for a reconciliation of adjusted net income available to common shareholders to net income and adjusted return on common equity to return on common equity. Adjusted net income available to common shareholders included $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which had an after-tax impact of $59 million and resulted in a 4 percentage point reduction and a 2 percentage point reduction in adjusted return on common equity for the same periods.

Corporate cash, a non-GAAP measure, is a component of cash and equivalents and represents the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Cash and equivalents was $436 million and $380 million at June 30, 2020 and 2019, respectively, while corporate cash was $377 million and $323 million for the same periods. See MD&A—Liquidity and Capital Resources for a reconciliation of corporate cash to cash and equivalents.

E*TRADE Q2 2020 10-Q | Page 14

Average interest-earning assets, along with net interest margin, are indicators of our ability to generate net interest income. Average interest-earning assets were $60.6 billion and $58.6 billion for the three and six months ended June 30, 2020, respectively, compared to $61.4 billion and $61.2 billion for the same periods in 2019.
Net interest margin is a measure of the net yield on our average interest-earning assets. Net interest margin is calculated for a given period by dividing the annualized sum of net interest income by average interest-earning assets. Net interest margin was 2.56% and 2.69% for the three and six months ended June 30, 2020, respectively compared to 3.20% and 3.21% and for the same periods in 2019.

Tier 1 leverage ratio is an indicator of capital adequacy for E*TRADE Financial and E*TRADE Bank. Tier 1 leverage ratio is Tier 1 capital divided by adjusted average assets for leverage capital purposes. E*TRADE Financial's Tier 1 leverage ratio was 6.7% at both June 30, 2020 and 2019, respectively. E*TRADE Bank's Tier 1 leverage ratio was 7.2% and 7.3% at June 30, 2020 and 2019, respectively. The internal threshold for E*TRADE Financial's Tier 1 leverage ratio is 6.5% and the internal threshold for E*TRADE Bank's Tier 1 leverage ratio is 7.0%. See MD&A—Liquidity and Capital Resources for additional information, including the calculation of regulatory capital ratios.
Total employees is the key driver of compensation and benefits expense, our largest non-interest expense category. Total employees were 4,178 and 4,261 at June 30, 2020 and 2019, respectively.

E*TRADE Q2 2020 10-Q | Page 15

EARNINGS OVERVIEW
We generated net income of $196 million and $377 million on total net revenue of $716 million and $1.4 billion for the three and six months ended June 30, 2020, respectively. The following chart presents a reconciliation of net income for the three months ended June 30, 2019 to net income for the three months ended June 30, 2020 (dollars in millions):
(1)Includes professional services, occupancy and equipment, depreciation and amortization, FDIC insurance premiums, amortization of other intangibles, restructuring and acquisition-related activities and other non-interest expenses.

E*TRADE Q2 2020 10-Q | Page 16

The following table presents significant components of the consolidated statements of income (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2020 vs. 2019				2020 vs. 2019
	2020	2019	Amount	%	2020	2019	Amount	%
Net interest income	$388	$490	$(102)	(21)%	$788	$982	$(194)	(20)%
Total non-interest income	328	195	133	68%	635	458	177	39%
Total net revenue	716	685	31	5%	1,423	1,440	(17)	(1)%
Provision (benefit) for credit losses	(1)	(8)	7	(88)%	5	(20)	25	*
Total non-interest expense	453	398	55	14%	898	773	125	16%
Income before income tax expense	264	295	(31)	(11)%	520	687	(167)	(24)%
Income tax expense	68	76	(8)	(11)%	143	178	(35)	(20)%
Net income	$196	$219	$(23)	(11)%	$377	$509	$(132)	(26)%
Preferred stock dividends	—	—	—	—%	20	20	—	—%
Net income available to common shareholders	$196	$219	$(23)	(11)%	$357	$489	$(132)	(27)%
Diluted earnings per common share	$0.88	$0.90	$(0.02)	(2)%	$1.61	$2.00	$(0.39)	(20)%
*  Percentage not meaningful.
Net income decreased 11% to $196 million, or $0.88 per diluted share, and 26% to $377 million, or $1.61 per diluted share, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Net income available to common shareholders was $196 million and $357 million for the three and six months ended June 30, 2020, respectively, compared to $219 million and $489 million for the same periods in 2019. Net income available to common shareholders included $20 million in preferred stock dividends for both the six months ended June 30, 2020 and 2019, respectively. The decrease in net income for the three months ended June 30, 2020 was a result of higher non-interest expense primarily due to increases in advertising and market development and clearing and servicing expense, partially offset by higher net revenues. The decrease in net income for the six months ended June 30, 2020 was the result of higher non-interest expense primarily driven by increased clearing and servicing, communications, advertising and market development, and restructuring and acquisition-related activities expenses, lower net revenues and a provision for credit losses recorded during the six months ended June 30, 2020 as compared to a provision (benefit) for credit losses in the prior period.
Net Revenue
The following table presents the significant components of total net revenue (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2020 vs. 2019				2020 vs. 2019
	2020	2019	Amount	%	2020	2019	Amount	%
Net interest income	$388	$490	$(102)	(21)%	$788	$982	$(194)	(20)%
Commissions	89	121	(32)	(26)%	160	243	(83)	(34)%
Fees and service charges	205	126	79	63%	408	244	164	67%
Gains (losses) on securities and other, net	23	(64)	87	*	43	(53)	96	*
Other revenue	11	12	(1)	(8)%	24	24	—	—%
Total non-interest income	328	195	133	68%	635	458	177	39%
Total net revenue	$716	$685	$31	5%	$1,423	$1,440	$(17)	(1)%
*  Percentage not meaningful.

E*TRADE Q2 2020 10-Q | Page 17

Net Interest Income
Net interest income decreased 21% to $388 million and 20% to $788 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Net interest income is earned primarily through investment securities, margin receivables, securities lending, and our legacy loan portfolio, offset by funding costs.
The following tables present average balance sheet data and interest income and expense data, as well as related net interest margin, yields, and rates (dollars in millions):

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$633	$—	0.14%	$452	$3	2.33%
Cash and investments segregated under federal or other regulations	5,467	3	0.20%	871	6	2.63%
Investment securities	43,571	272	2.50%	47,375	368	3.11%
Margin receivables	8,039	68	3.40%	10,084	130	5.17%
Loans(1)	1,515	16	4.18%	1,920	28	5.75%
Broker-related receivables and other	1,379	—	0.13%	659	3	2.23%
Total interest-earning assets	60,604	359	2.37%	61,361	538	3.51%
Other interest revenue(2)	—	50		—	22
Total interest-earning assets	60,604	409	2.70%	61,361	560	3.66%
Total non-interest-earning assets	7,172			5,093
Total assets	$67,776			$66,454

Sweep deposits:
Brokerage sweep deposits	$36,684	$2	0.02%	$37,380	$18	0.20%
Bank sweep deposits(3)	232	—	0.13%	—	—	—%
Savings deposits	1,692	—	0.01%	6,347	23	1.47%
Other deposits	1,700	—	0.02%	1,732	—	0.03%
Customer payables	16,921	1	0.02%	10,593	8	0.31%
Broker-related payables and other	976	—	0.01%	1,050	1	0.46%
Other borrowings	6	1	*	312	4	3.78%
Corporate debt	1,411	13	3.87%	1,410	14	4.06%
Total interest-bearing liabilities	59,622	17	0.11%	58,824	68	0.47%
Other interest expense(4)	—	4		—	2
Total interest-bearing liabilities	59,622	21	0.14%	58,824	70	0.48%
Total non-interest-bearing liabilities	1,461			1,016
Total liabilities	61,083			59,840
Total shareholders' equity	6,693			6,614
Total liabilities and shareholders' equity	$67,776			$66,454
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$982	$388	2.56%	$2,537	$490	3.20%
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

E*TRADE Q2 2020 10-Q | Page 18

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Inc./Exp.	Average Yield/ Cost	Average Balance	Interest Inc./Exp.	Average Yield/ Cost
Cash and equivalents	$700	$2	0.62%	$529	$6	2.32%
Cash and investments segregated under federal or other regulations	4,027	11	0.54%	928	12	2.63%
Investment securities	42,302	557	2.63%	47,172	733	3.11%
Margin receivables	8,700	162	3.75%	9,926	256	5.21%
Loans(1)	1,539	37	4.78%	1,989	56	5.61%
Broker-related receivables and other	1,365	4	0.68%	646	7	2.24%
Total interest-earning assets	58,633	773	2.64%	61,190	1,070	3.51%
Other interest revenue(2)	—	79		—	45
Total interest-earning assets	58,633	852	2.91%	61,190	1,115	3.66%
Total non-interest-earning assets	6,923			5,043
Total assets	$65,556			$66,233

Sweep deposits:
Brokerage sweep deposits	$34,162	$7	0.04%	$37,904	$38	0.20%
Bank sweep deposits(3)	1,770	13	1.53%	—	—	—%
Savings deposits	1,963	3	0.26%	5,661	38	1.36%
Other deposits	1,652	—	0.02%	1,758	—	0.03%
Customer payables	15,498	5	0.07%	10,528	17	0.32%
Broker-related payables and other	906	—	0.02%	1,025	2	0.47%
Other borrowings	6	2	*	291	6	3.80%
Corporate debt	1,411	27	3.87%	1,409	28	3.98%
Total interest-bearing liabilities	57,368	57	0.20%	58,576	129	0.44%
Other interest expense(4)	—	7		—	4
Total interest-bearing liabilities	57,368	64	0.22%	58,576	133	0.46%
Total non-interest-bearing liabilities	1,661			1,099
Total liabilities	59,029			59,675
Total shareholders' equity	6,527			6,558
Total liabilities and shareholders' equity	$65,556			$66,233
Excess interest earning assets over interest bearing liabilities/net interest income/net interest margin	$1,265	$788	2.69%	$2,614	$982	3.21%
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
Average interest-earning assets decreased 1% to $60.6 billion and 4% to $58.6 billion for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The fluctuation in average interest-earning assets is generally driven by changes in average interest-bearing liabilities, primarily deposits and customer payables, which increased 1% to $59.6 billion and decreased 2% to $57.4 billion for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019 due to the following:

E*TRADE Q2 2020 10-Q | Page 19

•Deposits and customer payables: The decrease in sweep deposits was primarily driven by the balance sheet repositioning during the second quarter of 2019, as we moved $6.6 billion of deposits to third-party banks. The decrease in savings deposits was primarily driven by the conversion of Premium Savings Accounts into the bank sweep deposit program beginning in Q4 2019. These decreases were partially offset by increased customer payables as a result of increased customer engagement during the three and six months ended June 30, 2020. Refer to MD&A—Balance Sheet Overview for additional information.
•Other interest-bearing liabilities: The decrease in broker-related payables and other borrowings was driven by customer activity and short-term liquidity needs at E*TRADE Bank and E*TRADE Securities.
Net interest margin decreased 64 basis points to 2.56% and 52 basis points to 2.69% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Net interest margin is driven primarily by the mix of average asset and liability balances and the interest rates earned or paid on those balances. The decrease during the six months ended June 30, 2020 was due to a lower interest rate environment, including the impact of actions taken by the Federal Reserve to contain the financial and economic impact of the COVID-19 pandemic, partially offset by other interest revenue and expense earned on securities lending. The decrease in interest income for the three and six months ended June 30, 2020 is primarily the result of lower average interest earning assets, asset mix, and the lower interest rate environment as compared to the same periods in 2019.
Commissions
Commissions revenue decreased 26% to $89 million and 34% to $160 million for the three and six months ended June 30, 2020 compared to the same periods in 2019. The decrease was primarily related to the elimination of retail commissions on US listed stock, ETF, and options trades in October 2019. Prior to this date, the primary factors affecting commissions revenue were DARTs, derivative DARTs, trade type, and the number of trading days. We expect the majority of commissions revenue in future periods will be driven from options contract charges. For additional information see MD&A—Overview.

DARTs volume increased 267% to 1,009,956 and 198% to 834,980 for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. DARTs volume is impacted by market sentiment as well as volatility of the equity markets, which was elevated during the three and six months ended June 30, 2020. Derivative DARTs volume increased 177% to 253,320 and 141% to 220,465 for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019.

E*TRADE Q2 2020 10-Q | Page 20

Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2020 vs. 2019				2020 vs. 2019
	2020	2019	Amount	%	2020	2019	Amount	%
Order flow revenue	$120	$45	$75	167%	$205	$88	$117	133%
Money market funds and sweep deposits revenue(1)	22	23	(1)	(4)%	82	44	38	86%
Advisor management and custody fees	19	19	—	—%	38	37	1	3%
Mutual fund service fees	10	13	(3)	(23)%	23	25	(2)	(8)%
Foreign exchange revenue	9	8	1	13%	18	16	2	13%
Reorganization fees	12	7	5	71%	16	13	3	23%
Other fees and service charges	13	11	2	18%	26	21	5	24%
Total fees and service charges	$205	$126	$79	63%	$408	$244	$164	67%
(1)Includes revenue earned on average customer cash held by third parties based on the federal funds rate or LIBOR plus a negotiated spread or other contractual arrangements with the third-party institutions.
Fees and service charges increased 63% to $205 million and 67% to $408 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase was primarily driven by higher order flow revenue resulting from record customer engagement during the three and six months ended June 30, 2020. Higher money market funds and sweep deposits revenue during the six months ended June 30, 2020 was due to higher average customer cash held by third parties resulting from the balance sheet repositioning in the second quarter of 2019 and customer cash growth during the six months ended June 30, 2020, offset by lower net yields earned on customer cash due to the lower interest rate environment.

E*TRADE Q2 2020 10-Q | Page 21

Gains (Losses) on Securities and Other, Net
The following table presents the significant components of gains (losses) on securities and other, net (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2020 vs. 2019				2020 vs. 2019
	2020	2019	Amount	%	2020	2019	Amount	%
Gains (losses) on available-for-sale securities, net:
Gains on available-for-sale securities	$38	$15	$23	153%	$57	$26	$31	119%
Losses on available-for-sale securities	(15)	(80)	65	81%	(15)	(80)	65	81%
Subtotal	23	(65)	88	*	42	(54)	96	*
Equity method investment income and other	—	1	(1)	(100)%	1	1	—	—%
Gains (losses) on securities and other, net	$23	$(64)	$87	*	$43	$(53)	$96	*
*  Percentage not meaningful.
In June 2020, the Company sold $571 million of investment securities due to market conditions. Gains (losses) on securities and other, net includes $15 million of losses related to these sales. In June 2019, the Company sold $4.5 billion of lower-yielding investment securities at losses as it repositioned its balance sheet during the second quarter. Gains (losses) on securities and other, net includes $80 million of losses related to these sales in the second quarter of 2019. See MD&A—Overview, MD&A—Balance Sheet Overview and Note 6—Available-for-Sale and Held-to-Maturity Securities for additional information.
Provision (Benefit) for Credit Losses
We recognized a provision (benefit) for credit losses of $(1) million for the three months ended June 30, 2020 and a provision for credit losses of $5 million for the six months ended June 30, 2020, respectively, as compared to a provision (benefit) for credit losses of $(8) million and $(20) million for the same periods in 2019. The Company adopted amended accounting guidance related to accounting for credit losses on January 1, 2020. The timing and magnitude of the provision (benefit) for credit losses is affected by many factors that could result in variability. Changes in management's reasonable and supportable forecasts of estimated credit losses and collateral valuations, as well as the impact of actual charge-offs net of recoveries, will drive variability in provision (benefit) for credit losses in future periods. For additional information on management's estimate of the allowance for credit losses, see Note 7—Loans Receivable and Allowance for Credit Losses.

E*TRADE Q2 2020 10-Q | Page 22

Non-Interest Expense
The following table presents the significant components of non-interest expense (dollars in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
			2020 vs. 2019				2020 vs. 2019
	2020	2019	Amount	%	2020	2019	Amount	%
Compensation and benefits	$176	$168	$8	5%	$344	$332	$12	4%
Advertising and market development	64	48	16	33%	120	102	18	18%
Clearing and servicing	47	32	15	47%	91	62	29	47%
Professional services	30	26	4	15%	53	48	5	10%
Occupancy and equipment	37	32	5	16%	73	64	9	14%
Communications	35	29	6	21%	64	44	20	45%
Depreciation and amortization	24	21	3	14%	47	42	5	12%
FDIC insurance premiums	3	4	(1)	(25)%	7	8	(1)	(13)%
Amortization of other intangibles	15	15	—	—%	30	30	—	—%
Restructuring and acquisition-related activities	2	—	2	100%	18	—	18	100%
Other non-interest expenses	20	23	(3)	(13)%	51	41	10	24%
Total non-interest expense	$453	$398	$55	14%	$898	$773	$125	16%
Compensation and Benefits
Compensation and benefits expense increased 5% to $176 million and 4% to $344 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This increase was primarily driven by increased incentive compensation as compared to the prior periods.
Advertising and Market Development
Advertising and market development expense increased 33% to $64 million and 18% to $120 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This increase was related primarily to increased promotions related to efforts to attract new customers as compared to the prior periods.
Clearing and Servicing
Clearing and servicing expense increased 47% to $47 million and $91 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This increase for the six months ended June 30, 2020 was related primarily to increased customer engagement and trading volume resulting from the market volatility experienced during the six months ended June 30, 2020.
Communications
Communications expense increased 21% to $35 million and 45% to $64 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase during the three months ended June 30, 2020 was primarily driven by increased customer activity, while the increase during the six months ended June 30, 2020 was driven by a $14 million benefit related to a change in estimate for previous market data usage during the three months ended March 31, 2019.

E*TRADE Q2 2020 10-Q | Page 23

Restructuring and Acquisition-Related Activities
Restructuring and acquisition-related activities expense of $2 million and $18 million for the three and six months ended June 30, 2020, respectively, was driven by costs incurred in connection with the proposed merger with Morgan Stanley. There was no restructuring and acquisition-related activities expense during the three or six months ended June 30, 2019. Refer to Note 2—Acquisitions and Restructuring for additional information.
Other Non-Interest Expenses
Other non-interest expenses decreased 13% to $20 million and increased 24% to $51 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease during the three months ended June 30, 2020 was primarily driven by lower meetings and events expenses as compared to the prior period. The increase during the six months ended June 30, 2020 was primarily driven by impairment of certain technology assets as a result of project cancellations during the three months ended March 31, 2020 as compared to the prior year.
Operating Margin
Operating margin was 37% for both the three and six months ended June 30, 2020, respectively, compared to 43% and 48% for the same periods in 2019. Adjusted operating margin, a non-GAAP measure, was 37% for both the three and six months ended June 30, 2020, respectively, compared to 42% and 46% for the same periods in 2019.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %	Amount	Operating Margin %
Income before income tax expense / operating margin(1)	$264	37%	$295	43%	$520	37%	$687	48%
Provision (benefit) for credit losses	(1)		(8)		5		(20)
Adjusted income before income tax expense / adjusted operating margin(1)	$263	37%	$287	42%	$525	37%	$667	46%
(1)Income before income tax expense and adjusted income before income tax expense included $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which resulted in a 6 percentage point reduction and a 2 percentage point reduction in operating margin and a 6 percentage point reduction and a 3 percentage point reduction in adjusted operating margin for the same periods.
.

E*TRADE Q2 2020 10-Q | Page 24

Return on Common Equity
Return on common equity was 13% and 12% for the three and six months ended June 30, 2020, respectively, compared to 15% and 17% for the same periods in 2019. Adjusted return on common equity, a non-GAAP measure, was 13% and 12 % for the three and six months ended June 30, 2020, respectively, compared to 14% and 16% for the same periods in 2019.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Return on Common Equity %	Amount	Return on Common Equity %	Amount	Return on Common Equity %	Amount	Return on Common Equity %
Net income available to common shareholders and return on common equity(1)	$196	13%	$219	15%	$357	12%	$489	17%
Add back impact of the following item:
Provision (benefit) for credit losses	(1)		(8)		5		(20)
Income tax impact	—		2		(1)		5
Net of tax	(1)		(6)		4		(15)
Adjusted net income available to common shareholders and return on common equity(1)	$195	13%	$213	14%	$361	12%	$474	16%
(1)Net income available to common shareholders and adjusted net income available to common shareholders includes $80 million of losses from balance sheet repositioning for the three and six months ended June 30, 2019, which had an after-tax impact of $59 million and resulted in a 4 percentage point reduction and 2 percentage point reduction to return on common equity and adjusted return on common equity for the same periods.
Income Tax Expense
Income tax expense was $68 million and $143 million for the three and six months ended June 30, 2020, respectively, compared to $76 million and $178 million for the same periods in 2019. The effective tax rate was 26% and 27% for the three and six months ended June 30, 2020, respectively, compared to 26% for both periods in 2019. The increase in the effective tax rate for the six months ended June 30, 2020 related primarily to discrete state tax expenses recognized during the period.

E*TRADE Q2 2020 10-Q | Page 25

BALANCE SHEET OVERVIEW
The following table presents the significant components of the consolidated balance sheets (dollars in millions):

			Variance
	June 30,	December 31,	2020 vs. 2019
	2020	2019	Amount	%
Assets:
Cash and equivalents	$436	$750	$(314)	(42)%
Segregated cash and investments	5,570	1,879	3,691	196%
Investment securities	47,174	41,470	5,704	14%
Margin receivables	9,422	9,675	(253)	(3)%
Loans receivable, net	1,608	1,595	13	1%
Receivables from brokers, dealers and clearing organizations	1,128	1,395	(267)	(19)%
Property and equipment, net	356	339	17	5%
Goodwill and other intangibles, net	2,914	2,943	(29)	(1)%
Other assets	1,763	1,370	393	29%
Total assets	$70,371	$61,416	$8,955	15%
Liabilities and shareholders’ equity:
Deposits	$43,667	$38,606	$5,061	13%
Customer payables	15,671	12,849	2,822	22%
Payables to brokers, dealers and clearing organizations	1,524	893	631	71%
Corporate debt	1,412	1,410	2	—%
Other liabilities	1,277	1,115	162	15%
Total liabilities	63,551	54,873	8,678	16%
Shareholders’ equity	6,820	6,543	277	4%
Total liabilities and shareholders’ equity	$70,371	$61,416	$8,955	15%
Cash and Equivalents
Cash and equivalents decreased 42% to $436 million during the six months ended June 30, 2020. Cash and equivalents will fluctuate based on a variety of factors, including, among other drivers, liquidity needs at the parent, customer activity at our regulated subsidiaries, and the timing of investments at E*TRADE Bank. For additional information on our use of cash and equivalents, see MD&A—Liquidity and Capital Resources and the Consolidated Statements of Cash Flows.

E*TRADE Q2 2020 10-Q | Page 26

Segregated Cash and Investments
Cash and investments segregated under federal or other regulations increased 196% to $5.6 billion during the six months ended June 30, 2020. The level of segregated cash is driven primarily by customer payables and securities lending balances we hold as liabilities compared with the amount of margin receivables and securities borrowed balances we hold as assets. The excess represents customer cash that we segregate for the exclusive benefit of our brokerage customers. Segregated cash and investments can also be impacted by the level of securities purchased under agreements to resell between E*TRADE Securities and E*TRADE Bank, representing investments that were also segregated under federal or other regulations by E*TRADE Securities and eliminated in consolidation, which increased $0.8 billion to $2.7 billion as of June 30, 2020. Segregated cash and investments also included securities purchased under agreements to resell between E*TRADE Securities and third parties in the amount of $2.6 billion at June 30, 2020.
Investment Securities
The following table presents the significant components of investment securities (dollars in millions):

			Variance
	June 30,	December 31,	2020 vs. 2019
	2020	2019	Amount	%
Available-for-sale securities:
Agency mortgage-backed securities	$15,635	$17,035	$(1,400)	(8)%
Agency debentures	1,255	659	596	90%
US Treasuries	1,323	1,227	96	8%
Non-agency debt securities(1)	1,779	580	1,199	207%
Total available-for-sale securities	$19,992	$19,501	$491	3%
Held-to-maturity securities:
Agency mortgage-backed securities	$25,579	$20,085	$5,494	27%
Other agency debt securities	1,603	1,884	(281)	(15)%
Total held-to-maturity securities	$27,182	$21,969	$5,213	24%
Total investment securities	$47,174	$41,470	$5,704	14%
(1)Includes non-agency asset-backed securities (ABS) and non-agency commercial mortgage-backed securities.
Investment securities increased 14% to $47.2 billion during the six months ended June 30, 2020 consistent with growth of on balance sheet customer cash and deposits during the period. The non-agency portfolio increased 207% to $1.8 billion during the period as the Company made advantageous purchases given market volatility. Securities represented 67% and 68% of total assets at June 30, 2020 and December 31, 2019, respectively. We classify debt securities as available-for-sale or held-to-maturity based on our investment strategy and management’s assessment of our intent and ability to hold the debt securities until maturity.
Margin Receivables
Margin receivables decreased 3% to $9.4 billion during the six months ended June 30, 2020. Margin receivables balances stabilized during the three months ended June 30, 2020 after contracting meaningfully in late March 2020 as a result of market volatility and lower equity market valuations.

E*TRADE Q2 2020 10-Q | Page 27

Loans Receivable, Net
The following table presents the significant components of loans receivable, net (dollars in millions):

			Variance
	June 30,	December 31,	2020 vs. 2019
	2020	2019	Amount	%
One- to four-family	$714	$803	$(89)	(11)%
Home equity	550	635	(85)	(13)%
Securities-based lending(1)	258	169	89	53%
Total loans receivable	1,522	1,607	(85)	(5)%
Unamortized premiums, net	4	5	(1)	(20)%
Subtotal	1,526	1,612	(86)	(5)%
Allowance for credit losses(2)	82	(17)	99	*
Total loans receivable, net	$1,608	$1,595	$13	1%
*  Percentage not meaningful.
(1)E*TRADE Line of Credit is a securities-based lending product where customers can borrow against the market value of their securities pledged as collateral. The unused credit line amount totaled $1.1 billion and $431 million as of June 30, 2020 and December 31, 2019, respectively.
(2)The Company adopted amended accounting guidance related to accounting for credit losses on January 1, 2020. Prior year amounts related to the allowance for loan losses were not restated as the amended accounting guidance was adopted on a modified retrospective basis. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for further details.
Loans receivable decreased 5% to $1.5 billion during the six months ended June 30, 2020 driven by continued runoff in our mortgage loan portfolio offset by increases in securities-based lending. The allowance for credit losses was an $82 million "negative allowance," which reflects the Company's adoption of the amended accounting guidance on January 1, 2020 offset by the provision expense and net recoveries during the period. Loans receivable, net increased 1% to $1.6 billion during the six months ended June 30, 2020 driven primarily by the "negative allowance" for credit losses and by increases in securities-based lending. For additional information on management's estimate of the allowance for credit losses, see Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies and Note 7—Loans Receivable and Allowance for Credit Losses.
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

E*TRADE Q2 2020 10-Q | Page 28

Receivables from and Payables to Brokers, Dealers and Clearing Organizations
The following table presents the significant components of receivables from and payables to brokers, dealers and clearing organizations (dollars in millions):

			Variance
	June 30,	December 31,	2020 vs. 2019
	2020	2019	Amount	%
Receivables:
Securities borrowed	$430	$1,003	$(573)	(57)%
Receivables from clearing organizations	525	297	228	77%
Other	173	95	78	82%
Total	$1,128	$1,395	$(267)	(19)%

Payables:
Securities loaned	$1,409	$838	$571	68%
Payables to clearing organizations	59	10	49	490%
Other	56	45	11	24%
Total	$1,524	$893	$631	71%

Securities borrowed decreased 57% to $430 million during the six months ended June 30, 2020. The decrease was primarily driven by decreased demand for cash from our counterparties. The 77% increase in receivables from clearing organizations during the six months ended June 30, 2020 to $525 million was primarily driven by higher collateral requirements as a result of increased customer trading activity.
Securities loaned increased 68% to $1.4 billion during the six months ended June 30, 2020. The increase was primarily driven by higher demand for securities from our counterparties. For additional information on E*TRADE Securities liquidity, see MD&A—Liquidity and Capital Resources.
Deposits
The following table presents the significant components of deposits (dollars in millions):

			Variance
	June 30,	December 31,	2020 vs. 2019
	2020	2019	Amount	%
Sweep deposits:
Brokerage sweep deposits	$39,924	$27,949	$11,975	43%
Bank sweep deposits(1)	169	6,355	(6,186)	(97)%
Savings deposits(2)	1,728	2,592	(864)	(33)%
Other deposits	1,846	1,710	136	8%
Total deposits	$43,667	$38,606	$5,061	13%
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
Deposits represented 69% and 70% of total liabilities at June 30, 2020 and December 31, 2019, respectively. Deposits increased by 13% to $43.7 billion during the six months ended June 30, 2020. This net increase was due primarily to an increase in brokerage sweep deposits as a result of increased customer engagement and the conversion of customer payable balances into brokerage sweep deposit

E*TRADE Q2 2020 10-Q | Page 29

accounts during the period, offset by a decrease in bank sweep deposits due to a planned movement to third parties and a decrease in savings deposits as a result of the conversion of $1.0 billion of Premium Savings Account balances into the bank sweep deposit account program during the period.
We offer the following sweep deposit account programs to customers which utilize our bank subsidiaries, in combination with additional third-party program banks, as applicable:
•Extended insurance sweep deposit account (ESDA) program
•Retirement sweep deposit account (RSDA) program for retirement plan customers
•Cash balance program offered by E*TRADE Savings Bank for uninvested cash held in eligible custodial accounts as part of the advisor services offering
•Bank sweep deposit account program offered by E*TRADE Bank for Premium Savings Account holders
Our sweep deposit programs are designed to offer up to $1.25 million in FDIC coverage for individual accounts ($2.5 million for joint accounts). The bank sweep deposit program, which launched in Q4 2019, provides the Company with the ability to transfer amounts held on deposit in E*TRADE Bank Premium Savings Accounts to an FDIC-insured account at one or more participating banks if desired. As the bank sweep deposit program was established to allow for reciprocal deposits, E*TRADE Bank may also accept deposits from customers of the participating third-party banks. Bank sweep deposits included $1.0 billion of reciprocal deposits received from third-party banks at December 31, 2019. As of June 30, 2020, the Company has no such deposits. See MD&A—Earnings Overview and Note 9—Deposits for additional information.
As of June 30, 2020, approximately 98% of sweep deposits were in these programs. Sweep deposits on balance sheet are held at bank subsidiaries and are included in the deposits line item on our consolidated balance sheets.

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

E*TRADE Q2 2020 10-Q | Page 30

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
We believe corporate cash is a useful measure of the parent company’s liquidity as it is the primary source of capital above and beyond the capital deployed in our regulated subsidiaries. Corporate cash is monitored as part of our liquidity risk management. Our current corporate cash target is $300 million and covers approximately 18 months of parent company fixed costs, which include corporate overhead costs, preferred stock dividends, corporate debt interest, and, as applicable, contractual corporate debt maturities over the next 12 months. Parent company fixed costs are defined as minimum expenditures required to operate the business and exclude controllable, or variable costs. The Company maintains additional liquidity through a $300 million unsecured committed revolving credit facility. The parent has the ability to borrow against the credit facility for working capital and general corporate purposes. Dividends from our operating subsidiaries, including E*TRADE Bank and E*TRADE Securities, are additional sources of corporate cash. Subject to regulatory approval or notification, capital generated by these subsidiaries could be distributed to the parent company to the extent the excess capital levels exceed both regulatory capital requirements and internal capital thresholds. As of June 30, 2020, our subsidiaries maintained excess regulatory capital over internal thresholds and paid dividends of $250 million to the parent company during the six months ended June 30, 2020.

E*TRADE Q2 2020 10-Q | Page 31

The following chart presents a roll forward of the key activities impacting corporate cash from December 31, 2019 to June 30, 2020 (dollars in millions):
The following table presents a reconciliation of consolidated cash and equivalents to corporate cash, a non-GAAP measure (dollars in millions):

	June 30, 2020	December 31, 2019
Consolidated cash and equivalents	$436	$750
Less: Cash at regulated subsidiaries	(404)	(716)
Add: Cash on deposit at E*TRADE Bank(1)	345	611
Corporate cash	$377	$645
(1)Corporate cash includes the parent company's deposits placed with E*TRADE Bank. E*TRADE Bank may use these deposits for investment purposes; however, these investments are not included in consolidated cash and equivalents.

E*TRADE Q2 2020 10-Q | Page 32

Corporate cash decreased $268 million to $377 million during the six months ended June 30, 2020 due to the following:
•$250 million of dividends received from our brokerage subsidiary
•$313 million used primarily for parent company overhead, including both fixed and variable costs, less reimbursements from subsidiaries under cost sharing arrangements and the impact of cash activity at other non-regulated subsidiaries. Parent company overhead also includes a loan of $180 million made to E*TRADE Securities on June 30, 2020 which was repaid the following day
•$95 million used for share repurchases
•$82 million used for dividends, including $62 million in common stock dividends and $20 million in preferred stock dividends
•$26 million used for interest on corporate debt
•$2 million used for tax payments, net of refunds and subsidiary reimbursements
E*TRADE Bank Liquidity
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
E*TRADE Securities Liquidity
E*TRADE Securities relies primarily on customer payables and securities lending to provide liquidity and to fund margin lending. E*TRADE Securities maintains additional liquidity through external lines of credit totaling approximately $1.2 billion. E*TRADE Securities also maintains lines of credit with the parent company and E*TRADE Bank. E*TRADE Securities had borrowed $180 million from its line of credit with the parent company at June 30, 2020 which was repaid the following day.

E*TRADE Q2 2020 10-Q | Page 33

External Liquidity Sources
The following table presents the Company's external lines of credit at June 30, 2020 (dollars in millions):

Description	Maturity Date	Borrower	Outstanding	Available
Senior unsecured, committed revolving credit facility(1)	June 2024	ETFC	$—	$300
FHLB secured credit facility	Determined at trade	ETB	$—	$5,960
Federal Reserve Bank discount window	Overnight	ETB	$—	$1,077
Senior unsecured, committed revolving credit facility(2)	June 2021	ETS	$—	$550
Secured, committed lines of credit	June 2021	ETS	$—	$175
Unsecured, uncommitted lines of credit	None	ETS	$—	$75
Secured, uncommitted lines of credit	None	ETS	$—	$425
(1)The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to the Company's interest coverage, leverage and regulatory net capital ratios with which the Company was in compliance at June 30, 2020.
(2)On June 19, 2020, E*TRADE Securities entered into a 364-day, $550 million senior unsecured committed revolving credit facility, which replaced its 364-day senior unsecured committed revolving credit facility entered into on June 21, 2019. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at June 30, 2020.
Capital Resources
The Company seeks to manage capital levels in support of our business strategy of generating and effectively deploying capital, governed by the Company's risk management framework. For additional information on our bank and brokerage capital requirements, refer to Note 13—Regulatory Requirements.

E*TRADE Q2 2020 10-Q | Page 34

Bank Capital Requirements
At June 30, 2020, our regulatory capital ratios for E*TRADE Financial and E*TRADE Bank were above the minimum ratios required to be "well capitalized." Currently, the internal threshold for E*TRADE Financial's Tier 1 leverage ratio is 6.5% and the internal threshold for E*TRADE Bank's Tier 1 leverage ratio is 7.0%. For additional information on bank regulatory requirements refer to Note 13—Regulatory Requirements.
The following table presents E*TRADE Financial and E*TRADE Bank's capital ratios (dollars in millions):

	E*TRADE Financial		E*TRADE Bank
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Shareholders’ equity	$6,820	$6,543	$3,758	$3,488
Deduct:
Preferred stock	(689)	(689)	—	—
Common Equity Tier 1 capital before regulatory adjustments	$6,131	$5,854	$3,758	$3,488
Add:
Losses in other comprehensive income on available-for-sale debt securities, net of tax	42	28	42	28
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,433)	(2,466)	(270)	(276)
Disallowed deferred tax assets	(42)	(70)	(3)	—
Common Equity Tier 1 capital	$3,698	$3,346	$3,527	$3,240
Add:
Preferred stock	689	689	—	—
Tier 1 capital	$4,387	$4,035	$3,527	$3,240
Add:
Other	—	25	—	17
Total capital	$4,387	$4,060	$3,527	$3,257

Average assets for leverage capital purposes	$67,722	$60,968	$49,247	$45,320
Deduct:
Goodwill and other intangible assets, net of deferred tax liabilities	(2,433)	(2,466)	(270)	(276)
Disallowed deferred tax assets	(42)	(70)	(3)	—
Adjusted average assets for leverage capital purposes	$65,247	$58,432	$48,974	$45,044

Total risk-weighted assets(1)	$12,569	$10,635	$10,094	$8,872

Tier 1 leverage ratio (Tier 1 capital / Adjusted average assets for leverage capital purposes)	6.7%	6.9%	7.2%	7.2%
Common Equity Tier 1 capital / Total risk-weighted assets(1)	29.4%	31.5%	34.9%	36.5%
Tier 1 capital / Total risk-weighted assets	34.9%	37.9%	34.9%	36.5%
Total capital / Total risk-weighted assets	34.9%	38.2%	34.9%	36.7%
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
Broker-Dealer and FCM Capital Requirements
Our broker-dealer and FCM subsidiaries are subject to capital requirements determined by their respective regulators. At June 30, 2020, these subsidiaries met their minimum net capital requirements. We continually assess our ability to distribute excess net capital to the parent while maintaining adequate capital at the broker-dealer and FCM subsidiaries. For additional information on our broker-dealer and FCM capital requirements, refer to Note 13—Regulatory Requirements.

E*TRADE Q2 2020 10-Q | Page 35

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
We are also subject to other risks that could affect our business, financial condition, results of operations or cash flows in future periods. For additional information see Part II. Item 1A. Risk Factors.

E*TRADE Q2 2020 10-Q | Page 36

CONCENTRATIONS OF CREDIT RISK
Credit risk is the risk of loss arising from the inability or failure of a borrower or counterparty to meet its credit obligations. Our mortgage loan portfolio represents our most significant credit risk exposure.
•One- to Four-Family Interest-Only Loans and Home Equity Loans: One- to four-family loans include loans with a five to ten-year interest-only period, followed by an amortizing period ranging from 20 to 25 years. The home equity loan portfolio consists of home equity installment loans (HEILs) and home equity lines of credit (HELOCs) and is primarily second lien loans on residential real estate properties that have a higher level of credit risk than first lien mortgage loans. HEILs are primarily fixed rate and fixed term, fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest-only draw period at origination and converted to amortizing loans at the end of the draw period, which typically ranged from five to ten years. At June 30, 2020, all of the one-to four-family loans were amortizing and substantially all of the HELOC portfolio had converted from the interest-only draw period. These conversions mitigate the risk associated with these loans; however, the Company is still exposed to risk if the borrowers fail to perform or if prolonged disruption to the global economy as a result of the COVID-19 pandemic impairs our customers’ ability to fulfill their credit obligations.
In addition, certain borrowers have requested forbearance under the CARES Act during the three months ended June 30, 2020. These modifications are generally intended to provide short-term relief; however, we may be exposed to credit risk if the relief is not sufficient and the borrowers fail to perform as a result of continued disruption to the global economy. For additional information see MD&A—Overview, Note 7—Loans Receivable and Allowance for Credit Losses, and Part II. Item IA. Risk Factors.
•Securities: We focus primarily on security type and credit rating to monitor credit risk in our securities portfolios. We consider securities backed by the US government or its agencies to have low credit risk as the long-term debt rating of the US government is AA+ by S&P and Aaa by Moody’s at June 30, 2020. The amortized cost of these securities accounted for 96% of our total securities portfolio at June 30, 2020. We review the remaining debt securities that were not backed by the US government or its agencies according to their credit ratings from S&P and Moody’s where available, and all such debt securities were rated investment grade at June 30, 2020.

E*TRADE Q2 2020 10-Q | Page 37

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
Valuation and Impairment of Goodwill and Acquired Intangible Assets

The valuation of goodwill and acquired intangible assets requires significant judgment and estimates by management. Management also applies judgment in conducting impairment testing for goodwill and finite lived intangible assets, including in making estimates of fair value based on the income or market approach and estimates required to determine the useful lives of finite lived intangible assets. The Company evaluated its goodwill and finite lived intangible assets for impairment as of March 31, 2020 as a result of the decline in its share price related to actions taken by the Federal Reserve to contain the financial and economic impact of the COVID-19 pandemic. No impairment was indicated as a result of this analysis. Prolonged disruption to the economy as a result of the pandemic, and any resulting volatility in the market or pressure on equity market valuations, including our own, could result in impairment of goodwill in future periods.
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

E*TRADE Q2 2020 10-Q | Page 38

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
Exposure to interest rate risk is dependent upon the distribution and composition of interest-earning assets, interest-bearing liabilities and derivatives. The differing risk characteristics of each product are managed to mitigate our exposure to interest rate fluctuations. At June 30, 2020, 91% of our total assets were interest-earning assets and we had no securities classified as trading.
At June 30, 2020, 59% of total assets were available-for-sale and held-to-maturity mortgage-backed securities and residential real estate loans. The values of these assets are sensitive to changes in interest rates as well as expected prepayment levels. As interest rates increase, fixed-rate residential mortgages and mortgage-backed securities tend to exhibit lower prepayments. The inverse is true in a falling rate environment.
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

E*TRADE Q2 2020 10-Q | Page 39

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
The following table presents the sensitivity of EVE and EAR at the consolidated E*TRADE Financial level (dollars in millions):

Instantaneous Parallel Change in Interest Rates (basis points)	Economic Value of Equity				Earnings-at-Risk
	June 30, 2020		December 31, 2019		June 30, 2020		December 31, 2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
+200	$504	9.7%	$(217)	(3.6)%	$421	32.0%	$246	15.8%
+100	$473	9.1%	$39	0.6%	$230	17.4%	$140	9.0%
+50	$284	5.5%	$96	1.6%	$117	8.9%	$83	5.3%
-50	$(231)	(4.4)%	$(200)	(3.3)%	$(56)	(4.3)%	$(103)	(6.6)%
We actively manage interest rate risk. As interest rates change, we will adjust our strategy and mix of assets, liabilities and derivatives to optimize our interest rate risk position. For example, a 100 basis points increase in rates may not result in a change in value as indicated above. We compare the instantaneous parallel interest rate changes in EVE and EAR to the established limits set by the board of directors in order to assess interest rate risk. In the event that the percentage change in EVE or EAR exceeds the Board limits, our Chief Executive Officer, Chief Risk Officer, Chief Financial Officer and Treasurer must all be

E*TRADE Q2 2020 10-Q | Page 40

promptly notified in writing and decide upon a plan of remediation. In addition, the board of directors must be notified of the exception and the planned resolution. At June 30, 2020 the EVE and EAR percentage changes were within our Board limits.
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
Non-Agency Debt Securities Risk
During the fourth quarter of 2018, we expanded our RAS and updated our investment policies to permit investments in high-credit quality non-agency securities that include commercial mortgage-backed securities and ABS. We are exposed to risk in connection with the investments in non-agency commercial mortgage-backed and non-agency ABS, the latter of which are collateralized by credit card, automobile loan and student loan receivables at June 30, 2020. While our current non-agency investments are typically limited to senior classes, we may be exposed to a higher level of credit risk in the future if we purchase non-senior classes of notes. We manage risk with respect to non-agency securities by performing pre-purchase due diligence to assess collateral quality, transaction structure, cash flow sensitivity, and overall transaction risk. The results of the due diligence are reviewed and approved prior to purchase and the related investment performance is monitored monthly to assess any risk or other trends that emerge.

E*TRADE Q2 2020 10-Q | Page 41

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
Corporate cash—A non-GAAP measure which includes cash held at the parent company as well as cash held in certain subsidiaries that can distribute cash to the parent company without any regulatory approval or notification.
Customer account—Retail and advisor services accounts are defined as those with a minimum balance of $25 or a trade within the prior six months. Corporate services accounts are defined as those holding any type of vested or unvested securities from a corporate services client company or with a trade in the prior six months.

E*TRADE Q2 2020 10-Q | Page 42

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

E*TRADE Q2 2020 10-Q | Page 43

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
Interest-earning assets—Assets such as available-for-sale securities, held-to-maturity securities, margin receivables, loans, securities borrowed balances and segregated cash and investments that earn interest for the Company.
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
Probability of Default and Loss Given Default Model—Model used to determine the CECL allowance for mortgage loans that share similar risk characteristics and expected cash flows for cash-flow dependent loans. Expected credit losses are calculated by multiplying the probability that the loan will default during its remaining contractual term, adjusted for prepayments, by the expected losses given default.
Provision for credit losses—Expense or benefit resulting from changes in the allowance for credit losses as a result of updated credit loss assumptions, changes in the fair value of collateral for collateral-

E*TRADE Q2 2020 10-Q | Page 44

dependent loans, changes in the present value of expected cash flows for cash-flow dependent loans, or actual charge-offs or recoveries.
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

E*TRADE Q2 2020 10-Q | Page 45

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

E*TRADE Q2 2020 10-Q | Page 46

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Interest income	$409	$560	$852	$1,115
Interest expense	(21)	(70)	(64)	(133)
Net interest income	388	490	788	982
Commissions	89	121	160	243
Fees and service charges	205	126	408	244
Gains (losses) on securities and other, net	23	(64)	43	(53)
Other revenue	11	12	24	24
Total non-interest income	328	195	635	458
Total net revenue	716	685	1,423	1,440
Provision (benefit) for credit losses	(1)	(8)	5	(20)
Non-interest expense:
Compensation and benefits	176	168	344	332
Advertising and market development	64	48	120	102
Clearing and servicing	47	32	91	62
Professional services	30	26	53	48
Occupancy and equipment	37	32	73	64
Communications	35	29	64	44
Depreciation and amortization	24	21	47	42
FDIC insurance premiums	3	4	7	8
Amortization of other intangibles	15	15	30	30
Restructuring and acquisition-related activities	2	—	18	—
Other non-interest expenses	20	23	51	41
Total non-interest expense	453	398	898	773
Income before income tax expense	264	295	520	687
Income tax expense	68	76	143	178
Net income	$196	$219	$377	$509
Preferred stock dividends	—	—	20	20
Net income available to common shareholders	$196	$219	$357	$489
Basic earnings per common share	$0.89	$0.90	$1.61	$2.00
Diluted earnings per common share	$0.88	$0.90	$1.61	$2.00
Weighted average common shares outstanding:
Basic (in thousands)	221,438	243,007	221,866	244,620
Diluted (in thousands)	221,693	243,465	222,218	245,190
See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q2 2020 10-Q | Page 47

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$196	$219	$377	$509
Other comprehensive income (loss), net of tax
Available-for-sale securities:
Unrealized gains, net	142	64	16	176
Reclassification into earnings, net	(16)	48	(30)	41
Net change from available-for-sale securities	126	112	(14)	217
Other comprehensive income (loss)	126	112	(14)	217
Comprehensive income	$322	$331	$363	$726
See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q2 2020 10-Q | Page 48

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Cash and equivalents	$436	$750
Cash and investments segregated under federal or other regulations	5,570	1,879
Available-for-sale securities (amortized cost of $18,730 and $18,708 at June 30, 2020 and December 31, 2019, respectively)	19,992	19,501
Held-to-maturity securities (fair value of $28,096 and $22,246 at June 30, 2020 and December 31, 2019, respectively)	27,182	21,969
Margin receivables	9,422	9,675
Loans receivable, net (net of allowance for credit losses of $82 and $(17) at June 30, 2020 and December 31, 2019, respectively)	1,608	1,595
Receivables from brokers, dealers and clearing organizations	1,128	1,395
Property and equipment, net	356	339
Goodwill	2,509	2,510
Other intangibles, net	405	433
Other assets	1,763	1,370
Total assets	$70,371	$61,416
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$43,667	$38,606
Customer payables	15,671	12,849
Payables to brokers, dealers and clearing organizations	1,524	893
Corporate debt	1,412	1,410
Other liabilities	1,277	1,115
Total liabilities	63,551	54,873
Commitments and contingencies (see Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 403,000 shares issued and outstanding at both June 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $700 at both June 30, 2020 and December 31, 2019, respectively	689	689
Common stock, $0.01 par value, 400,000,000 shares authorized, 221,092,693 and 222,622,333 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in-capital	4,328	4,416
Retained earnings	1,843	1,464
Accumulated other comprehensive loss	(42)	(28)
Total shareholders’ equity	6,820	6,543
Total liabilities and shareholders’ equity	$70,371	$61,416
See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q2 2020 10-Q | Page 49

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)
(Unaudited)

				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2019	$689	223	$2	$4,416	$1,464	$(28)	$6,543
Cumulative effect of CECL adoption	—	—	—	—	84	—	84
Net income	—	—	—	—	181	—	181
Other comprehensive loss	—	—	—	—	—	(140)	(140)
Common stock dividends ($0.14 per share)	—	—	—	—	(31)	—	(31)
Preferred stock dividends - Series A ($29.38 per share)	—	—	—	—	(12)	—	(12)
Preferred stock dividends - Series B ($2,650.00 per share)	—	—	—	—	(8)	—	(8)
Repurchases of common stock	—	(2)	—	(95)	—	—	(95)
Share-based compensation	—	—	—	8	—	—	8
Other common stock activity	—	—	—	(11)	—	—	(11)
Balance at March 31, 2020	$689	221	$2	$4,318	$1,678	$(168)	$6,519
Net income	—	—	—	—	196	—	196
Other comprehensive income	—	—	—	—	—	126	126
Common stock dividends ($0.14 per share)	—	—	—	—	(31)	—	(31)
Share-based compensation	—	—	—	11	—	—	11
Other common stock activity	—	—	—	(1)	—	—	(1)
Balance at June 30, 2020	$689	221	$2	$4,328	$1,843	$(42)	$6,820
				Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Preferred Stock	Common Stock
	Amount	Shares	Amount
Balance at December 31, 2018	$689	246	$2	$5,462	$684	$(275)	$6,562
Net income	—	—	—	—	290	—	290
Other comprehensive income	—	—	—	—	—	105	105
Common stock dividends ($0.14 per share)	—	—	—	—	(35)	—	(35)
Preferred stock dividends - Series A ($29.38 per share)	—	—	—	—	(12)	—	(12)
Preferred stock dividends - Series B ($2,650.00 per share)	—	—	—	—	(8)	—	(8)
Repurchases of common stock	—	(2)	—	(120)	—	—	(120)
Share-based compensation	—	—	—	13	—	—	13
Other common stock activity	—	1	—	(13)	—	—	(13)
Balance at March 31, 2019	$689	245	$2	$5,342	$919	$(170)	$6,782
Net income	—	—	—	—	219	—	219
Other comprehensive income	—	—	—	—	—	112	112
Common stock dividends ($0.14 per share)	—	—	—	—	(34)	—	(34)
Repurchases of common stock	—	(5)	—	(222)	—	—	(222)
Share-based compensation	—	—	—	13	—	—	13
Balance at June 30, 2019	$689	240	$2	$5,133	$1,104	$(58)	$6,870

See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q2 2020 10-Q | Page 50

E*TRADE FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$377	$509
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (benefit) for credit losses	5	(20)
Depreciation and amortization (including amortization and accretion on investment securities)	130	112
(Gains) losses on securities and other, net	(43)	53
Share-based compensation	19	26
Deferred tax expense	(16)	144
Other	8	(5)
Net effect of changes in assets and liabilities:
Decrease (increase) in receivables from brokers, dealers and clearing organizations	267	(142)
Decrease (increase) in margin receivables	253	(370)
Increase in other assets	(301)	(231)
Increase in payables to brokers, dealers and clearing organizations	631	198
Increase in customer payables	2,822	512
Decrease in other liabilities	(408)	(560)
Net cash provided by operating activities	3,744	226
Cash flows from investing activities:
Purchases of available-for-sale securities	(4,660)	(5,028)
Proceeds from sales of available-for-sale securities	4,109	8,632
Proceeds from maturities of and principal payments on available-for-sale securities	923	788
Purchases of held-to-maturity securities	(8,320)	(3,753)
Proceeds from maturities of and principal payments on held-to-maturity securities	3,075	2,223
Decrease in loans receivable	92	264
Capital expenditures for property and equipment	(77)	(81)
Net increase in securities purchased under agreements to resell	(2,400)	—
Proceeds from sale of real estate owned and repossessed assets	6	6
Net cash flow from derivative contracts	(579)	(89)
Other	(7)	(30)
Net cash (used in) provided by investing activities	(7,838)	2,932

E*TRADE Q2 2020 10-Q | Page 51

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Increase (decrease) in deposits	$5,061	$(5,024)
Common stock dividends	(62)	(69)
Preferred stock dividends	(20)	(20)
Net increase in advances from FHLB	—	300
Repurchases of common stock	(95)	(342)
Other	(13)	(19)
Net cash provided by (used in) financing activities	4,871	(5,174)
Increase (decrease) in cash, cash equivalents and segregated cash	777	(2,016)
Cash, cash equivalents and segregated cash, beginning of period	2,629	3,344
Cash, cash equivalents and segregated cash, end of period	$3,406	$1,328

Cash and equivalents, end of period	$436	$380
Segregated cash, end of period	2,970	948
Cash, cash equivalents and segregated cash, end of period	$3,406	$1,328

Supplemental disclosures:
Cash paid for interest	$62	$130
(Refund received) cash paid for income taxes, net	$(8)	$23
Right-of-use assets recognized upon adoption of new lease standard	$—	$193
Right-of-use assets obtained during the period	$6	$25
Cash paid for amounts included in the measurement of lease liabilities	$19	$13
Non-cash investing and financing activities:
Transfers from loans to other real estate owned and repossessed assets	$5	$10
See accompanying notes to the condensed consolidated financial statements (unaudited)

E*TRADE Q2 2020 10-Q | Page 52

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

E*TRADE Q2 2020 10-Q | Page 53

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
The Company evaluated its goodwill and finite lived intangible assets for impairment during the three months ended March 31, 2020 as a result of the decline in its share price related to actions taken by the Federal Reserve to contain the financial and economic impact of the COVID-19 pandemic. This analysis included a quantitative impairment test for its goodwill and a review of the recoverability of its finite lived intangible assets. No impairment of goodwill or finite lived intangible assets was indicated as a result of this analysis. The Company's analysis during the three months ended June 30, 2020 did not identify any indicators of impairment for its goodwill and finite lived intangible assets despite the continued impact of COVID-19 on the global economy.
Summary of Significant Accounting Policies
Cash and Investments Segregated Under Federal or Other Regulations
Certain cash and investment balances that are segregated for the exclusive benefit of the Company’s brokerage and futures customers are included in the cash and investments segregated under federal or other regulations line item. Investments include $2.6 billion of securities purchased under agreement to resell from third party banks that were collateralized by US government guaranteed securities and were held for the exclusive benefit of customers pursuant to Rule 15c3-3 at June 30, 2020. Securities purchased under agreement to resell represent short-term reverse repurchase agreements executed between the Company and its counterparty banks. These transactions are accounted for as collateralized financing transactions and are recorded at their contractual amount plus accrued interest. The Company obtains collateral with market value equal to or in excess of the principal amount loaned under the agreement. See Note 5—Offsetting Assets and Liabilities for further details.
Adoption of the CARES Act
The CARES Act was enacted on March 27, 2020 to provide stimulus to the US economy in the form of financial aid to individuals and businesses, among other groups. The CARES Act includes provisions for housing assistance, including mortgage forbearance and foreclosure relief to eligible borrowers. Under the guidance, certain modifications granted to borrowers who are experiencing financial difficulties as a result of the COVID-19 pandemic are not considered TDRs. The Company elected to apply the guidance in the CARES Act and related interagency guidance during the second quarter of 2020. The Company classified applicable loans as nonperforming and placed them on nonaccrual status at the date of the modification consistent with existing accounting policies. Subsequent cash receipts related to these loans will be recognized in interest income. Loans will be returned to accrual status when the borrower's payment deferral period has ended and the borrower resumes payments.

E*TRADE Q2 2020 10-Q | Page 54

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

In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The pandemic, and actions taken by governmental authorities to contain its financial and economic impact, resulted in significant market volatility during the first and second quarters of 2020. The Company's allowance for credit losses as of June 30, 2020 includes the estimated financial impacts of the pandemic on its expected credit losses, including expected losses on loans in forbearance due to COVID-19. See Note 7—Loans Receivable and Allowance for Credit Losses for further details.

The Company's estimate of expected credit losses and related allowance for credit losses for its margin receivables, trade receivables, securities-based lending, securities lending, and agency debt securities were not directly impacted by the pandemic. The Company's analysis of its non-agency portfolio continued to indicate no expectation of credit losses as a result of credit enhancements associated with the investments, including the value of underlying collateral and the ability of subordinated interests to absorb estimated losses. As a result, no allowance for credit losses was recorded related to these portfolios as of June 30, 2020. Management will continue to evaluate conditions related to this and other significant events and their impacts on the factors used to estimate expected credit losses.

E*TRADE Q2 2020 10-Q | Page 55

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
Mortgage Loans
Mortgage loans consist of the Company’s one- to- four-family and home equity loans. Current expected credit losses for mortgage loans that share similar risk characteristics, including loans that are performing in accordance with their contractual terms, are determined on a collective basis. Current expected credit losses for mortgage loans that do not share similar risk characteristics, including loans modified as TDRs and loans that are collateral-dependent, are determined individually based on the characteristics of each loan. The Company’s accounting policies and practices for evaluating the risk characteristics of its mortgage loan portfolio were not impacted by the adoption of the new guidance.
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

E*TRADE Q2 2020 10-Q | Page 56

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Loan modifications accounted for as TDRs that are not collateral-dependent are considered to be cash-flow dependent as the Company expects repayment to come from the loan principal and interest. The Company uses a discounted cash flow method to discount expected cash flows for these loans using the loan’s effective interest rate immediately prior to modification. Assumptions utilized in the discounted cash flow model are based on pools of loans that had modifications completed under the Company's loss mitigation program in which an economic concession was granted to the borrower experiencing financial difficulties. The Company does not adjust the effective interest rate for estimated prepayment assumptions. The allowance for credit losses reflects the difference between the amortized cost basis and the present value of the expected cash flows. Changes in the present value of expected cash flows are presented as credit loss expense or a reversal of credit loss expense.
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

If the fair value of the collateral less estimated costs to sell subsequently declines, the Company will adjust the carrying value of the mortgage loan by first reversing any applicable negative allowance previously recorded. When applicable, the Company will further adjust the recorded investment of the mortgage loan by recording an incremental charge-off. Changes in the fair value of the collateral less costs to sell are recorded as a provision (benefit) for credit losses.
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
Securities-based Lending
Securities-based lending includes the E*TRADE Line of Credit product, which allows customers to borrow against the market value of their securities pledged as collateral, and securities lending, which includes deposits paid for securities borrowed that are recorded at the amount of cash collateral advanced. The E*TRADE Line of Credit portfolio is included within the Loans receivable, net line item on the consolidated balance sheets. Deposits paid for securities borrowed are included within the Receivables from brokers, dealers, and clearing organizations line item while deposits paid for securities borrowed under the fully paid lending program are included in the Other assets line item on the consolidated balance sheets.

E*TRADE Q2 2020 10-Q | Page 57

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Securities-based lending is fully collateralized by cash and securities with fair values in excess of the amount borrowed. The borrowers are contractually required to continually adjust the amount of the collateral as a result of changes in its fair value such that the collateral can be replenished on a daily basis. The Company expects the borrowers will continually replenish the collateral and elected the practical expedient which permits it to compare the amortized cost basis of the loaned amount with the fair value of collateral received at the reporting date to estimate expected credit losses. As a result of this election, and the fully collateralized nature of these arrangements, the Company has no expectation of credit losses on its securities-based lending loans. The Company fully reserves for unsecured securities-based lending and related accrued interest receivable when they become 90 days past due.
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

The Company has no expectation of credit losses for margin loans where the fair value of the collateral securing the loans is equal to or in excess of the loaned amount. In cases where the fair value of the collateral is less than the amortized cost basis of the loan, for example, in times of severe or prolonged market volatility, the Company recognizes an allowance for credit losses in the amount of the difference, or unsecured balance. The Company fully reserves for unsecured margin balances and related accrued interest receivable when they become 90 days past due. The allowance for credit losses on margin receivables and the related accrued interest was not material and is presented within the Other assets line of the consolidated balance sheets, and the provision for credit losses is presented within the Other non-interest expenses line of the consolidated statements of income.

Debt Securities

The Company’s available-for-sale securities are composed primarily of agency mortgage-backed and agency debt securities, and also include non-agency asset-backed and mortgage-backed securities. The Company’s held-to-maturity securities consist of debt securities, primarily agency mortgage-backed securities and agency debt securities. The Company monitors the credit quality of the agencies and has no expectation of credit losses on investment securities, or the related accrued interest receivable, that are backed by the US government or its agencies because of the credit profiles of those entities and our historical loss experience for such investments. Accrued interest receivable on debt securities is excluded from both the fair value and the amortized cost basis for purposes of identifying and measuring an impairment. All accrued and uncollected interest is reversed against interest income when it is considered uncollectible. As of June 30, 2020, accrued interest receivable for available-for-sale and held-to-maturity securities was $50 million and $72 million, respectively, and is included within the Other assets line of the consolidated balance sheets.

The Company's non-agency asset-backed and mortgage-backed securities typically include senior classes of commercial mortgage-backed securities and ABS collateralized by credit card, automobile loan and

E*TRADE Q2 2020 10-Q | Page 58

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
student loan receivables. The Company applies a variety of stress case scenarios based on forecasts to determine expected credit losses in the non-agency portfolio. If an expected credit loss is identified, the Company uses a discounted cash flow method to determine the allowance for credit losses. The discounted cash flow method utilizes the effective interest rate implicit at the acquisition date and contractual cash flows adjusted for expected prepayments and default assumptions. If a security is impaired and the present value of expected cash flows is less than the amortized cost basis of the security, then an allowance for credit loss is recognized, limited to the difference between the fair value and amortized cost of the security. If the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before the recovery of the security’s amortized cost basis, the Company writes down the security’s amortized cost basis to its fair value. There were no expected credit losses on the Company's non-agency available-for-sale securities or related accrued interest receivable as of June 30, 2020. See Note 6—Available-for-Sale and Held-to-Maturity Securities for further details.
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

E*TRADE Q2 2020 10-Q | Page 59

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

E*TRADE Q2 2020 10-Q | Page 60

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

NOTE 2—ACQUISITIONS AND RESTRUCTURING
Proposed Merger with Morgan Stanley
On February 20, 2020, the Company entered into the Merger Agreement with Morgan Stanley under which Morgan Stanley will acquire the Company in an all-stock transaction. Under the terms of the agreement, E*TRADE common stockholders will receive 1.0432 Morgan Stanley common shares for each E*TRADE common share. The Company’s shareholders approved the merger on July 17, 2020. The acquisition is subject to customary closing conditions, including regulatory approvals, and is expected to close in the fourth quarter of 2020.
During the three months ended June 30, 2020, the Company incurred $2 million of restructuring and acquisition-related activities expenses. These costs related primarily to legal fees in connection with the proposed merger. During the six months ended June 30, 2020, the Company incurred $18 million of restructuring and acquisition-related activities expenses related primary to investment banking and legal fees in connection with the proposed merger. There were no restructuring and acquisition-related activities expenses during the three or six months ended June 30, 2019.
Gradifi Acquisition
On December 9, 2019, the Company completed its acquisition of Gradifi, a student loan and financial wellness provider, for a purchase price of $30 million. The Company recorded goodwill of $25 million, which includes synergies expected to result from combining operations with Gradifi to enhance the Company's existing product offerings. The Company also recorded technology intangible assets of $3 million, which are subject to amortization over an estimated useful life of six years. During the three months ended March 31, 2020, the Company recorded purchase accounting adjustments which resulted in a net increase in technology intangible assets of $1 million and a corresponding decrease of $1 million to the recorded goodwill.

E*TRADE Q2 2020 10-Q | Page 61

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3—NET REVENUE
The following table presents the significant components of total net revenue (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income	$388	$490	$788	$982
Commissions	89	121	160	243
Fees and service charges	205	126	408	244
Gains (losses) on securities and other, net	23	(64)	43	(53)
Other revenue	11	12	24	24
Total net revenue (1)	$716	$685	$1,423	$1,440
(1)Contract balances and transaction price allocated to remaining performance obligations were not material for the periods presented.
Effective October 7, 2019, the Company eliminated retail commissions for online US listed stock, ETF, and options trades. The Company also reduced the options contract charge to $0.65 per contract for all traders while maintaining our active trader pricing at $0.50 per contract.

E*TRADE Q2 2020 10-Q | Page 62

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Interest Income and Interest Expense
The following table presents the significant components of interest income and interest expense (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Cash and equivalents	$—	$3	$2	$6
Cash and investments segregated under federal or other regulations	3	6	11	12
Investment securities	272	368	557	733
Margin receivables	68	130	162	256
Loans	16	28	37	56
Broker-related receivables and other	—	3	4	7
Subtotal interest income	359	538	773	1,070
Other interest revenue(1)	50	22	79	45
Total interest income	409	560	852	1,115
Interest expense:
Sweep deposits:
Brokerage sweep deposits	2	18	7	38
Bank sweep deposits(2)	—	—	13	—
Savings deposits	—	23	3	38
Customer payables	1	8	5	17
Broker-related payables and other	—	1	—	2
Other borrowings	1	4	2	6
Corporate debt	13	14	27	28
Subtotal interest expense	17	68	57	129
Other interest expense(3)	4	2	7	4
Total interest expense	21	70	64	133
Net interest income	$388	$490	$788	$982
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

E*TRADE Q2 2020 10-Q | Page 63

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fees and Service Charges
The following table presents the significant components of fees and service charges (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fees and service charges:
Order flow revenue	$120	$45	$205	$88
Money market funds and sweep deposits revenue	22	23	82	44
Advisor management and custody fees	19	19	38	37
Mutual fund service fees	10	13	23	25
Foreign exchange revenue	9	8	18	16
Reorganization fees	12	7	16	13
Other fees and service charges	13	11	26	21
Total fees and service charges	$205	$126	$408	$244

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

E*TRADE Q2 2020 10-Q | Page 64

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
US Treasuries
The Company's fair value level classification of US Treasuries is based on the original maturity dates of the securities and whether the securities are the most recent issuances of a given maturity. US Treasuries with original maturities of one year or less are classified as Level 1. US Treasuries with original maturities greater than one year are classified as Level 1 if they represent the most recent issuance of a given maturity; otherwise, these securities are classified as Level 2.
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

E*TRADE Q2 2020 10-Q | Page 65

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

	Unobservable Inputs	Average	Range
June 30, 2020:
Loans receivable:
One- to four-family	Appraised value	$510,600	$55,000 - $1,115,000
Home equity	Appraised value	$345,200	$30,000 - $1,425,000
Real estate owned	Appraised value	$443,500	$100,000 - $1,000,000

December 31, 2019:
Loans receivable:
One- to four-family	Appraised value	$815,900	$92,000 - $2,700,000
Home equity	Appraised value	$437,300	$75,000 - $1,440,000
Real estate owned	Appraised value	$391,700	$80,000 - $897,000

E*TRADE Q2 2020 10-Q | Page 66

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Recurring and Nonrecurring Fair Value Measurements
The following tables present the significant components of assets and liabilities measured at fair value (dollars in millions):

	Level 1	Level 2	Level 3	Total Fair Value
June 30, 2020:
Recurring fair value measurements:
Assets
Available-for-sale securities:
Agency mortgage-backed securities	$—	$15,635	$—	$15,635
Agency debentures	—	1,255	—	1,255
US Treasuries	175	1,148	—	1,323
Non-agency asset-backed securities	—	1,488	—	1,488
Non-agency mortgage-backed securities	—	291	—	291
Total available-for-sale securities	175	19,817	—	19,992
Total assets measured at fair value on a recurring basis(1)	$175	$19,817	$—	$19,992
Nonrecurring fair value measurements:
Loans receivable, net:
One- to four-family	$—	$—	$6	$6
Home equity	—	—	3	3
Total loans receivable	—	—	9	9
Other assets:
Real estate owned	—	—	8	8
Total assets measured at fair value on a nonrecurring basis(2)	$—	$—	$17	$17
(1)Assets measured at fair value on a recurring basis represented 28% of the Company’s total assets at June 30, 2020.
(2)Represents the fair value of assets prior to deducting estimated selling costs that were carried on the consolidated balance sheets at June 30, 2020, and for which a fair value measurement was recorded during the period.

E*TRADE Q2 2020 10-Q | Page 67

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

E*TRADE Q2 2020 10-Q | Page 68

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Fair Value of Financial Instruments Not Carried at Fair Value
The following tables present the carrying values, fair values and fair value hierarchy level classification of financial instruments that are not carried at fair value on the consolidated balance sheets (dollars in millions):

	June 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total Fair Value
Assets
Cash and equivalents	$436	$436	$—	$—	$436
Cash and investments segregated under federal or other regulations(1)	$5,570	$2,970	$2,600	$—	$5,570
Held-to-maturity securities:
Agency mortgage-backed securities	$25,579	$—	$26,415	$—	$26,415
Agency debentures	208	—	219	—	219
Other agency debt securities	1,395	—	1,462	—	1,462
Total held-to-maturity securities	$27,182	$—	$28,096	$—	$28,096
Margin receivables(2)	$9,422	$—	$9,422	$—	$9,422
Loans receivable, net:
One- to four-family	$754	$—	$—	$759	$759
Home equity	596	—	—	596	596
Securities-based lending	258	—	258	—	258
Total loans receivable, net(3)	$1,608	$—	$258	$1,355	$1,613
Receivables from brokers, dealers and clearing organizations(2)	$1,128	$—	$1,128	$—	$1,128
Other assets(2)(4)	$204	$—	$204	$—	$204
Liabilities
Deposits	$43,667	$—	$43,667	$—	$43,667
Customer payables	$15,671	$—	$15,671	$—	$15,671
Payables to brokers, dealers and clearing organizations	$1,524	$—	$1,524	$—	$1,524
Corporate debt	$1,412	$—	$1,546	$—	$1,546
(1)Includes $2.6 billion of securities purchased under agreements to resell. The fair value of the securities that the Company received as collateral for securities purchased under agreements to resell was $2.6 billion at June 30, 2020.
(2)The fair value of securities that the Company received as collateral in connection with margin receivables and securities borrowing activities, including the fully paid lending program, where the Company is permitted to sell or re-pledge the securities, was $12.8 billion at June 30, 2020. Of this amount, $3.2 billion had been pledged or sold in connection with securities loaned and deposits with clearing organizations at June 30, 2020.
(3)The carrying value of loans receivable, net includes the net "negative allowance" for credit losses of $82 million and loans that are recorded at fair value on a nonrecurring basis at June 30, 2020.
(4)Represents securities borrowing from customers under the fully paid lending program.
E*TRADE Q2 2020 10-Q | Page 69

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
(2)The carrying value of loans receivable, net includes the allowance for loan losses of $(17) million and loans that are recorded at fair value on a nonrecurring basis at December 31, 2019.
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

E*TRADE Q2 2020 10-Q | Page 70

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

E*TRADE Q2 2020 10-Q | Page 71

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents information about these transactions to enable the users of the Company’s consolidated financial statements to evaluate the potential effect of rights of set-off between these recognized assets and liabilities (dollars in millions):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets and Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets(1)	Financial Instruments	Collateral Received or Pledged (Including Cash)	Net Amount
June 30, 2020:
Assets:
Securities purchased under agreements to resell (2)	$2,600	$—	$2,600	$—	$(2,600)	$—
Securities borrowed(3)	634	—	634	(171)	(437)	26
Total	$3,234	$—	$3,234	$(171)	$(3,037)	$26

Liabilities:
Securities loaned(4)	$1,409	$—	$1,409	$(171)	$(1,112)	$126
Total	$1,409	$—	$1,409	$(171)	$(1,112)	$126

December 31, 2019:
Assets:
Securities purchased under agreements to resell(2)	$200	$—	$200	$—	$(200)	$—
Securities borrowed(3)	1,116	—	1,116	(83)	(1,003)	30
Total	$1,316	$—	$1,316	$(83)	$(1,203)	$30

Liabilities:
Securities loaned(4)	$838	$—	$838	$(83)	$(699)	$56
Total	$838	$—	$838	$(83)	$(699)	$56
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
(2)Securities purchased under agreements to resell were over-collateralized at June 30, 2020 and December 31, 2019, as the market value of the securities received by the Company was $2.6 billion and $206 million, respectively. Securities purchased under agreements to resell at June 30, 2020 and December 31, 2019 were included in the cash and investments segregated under federal or other regulations line item and the other assets line item, respectively, in the consolidated balance sheets.
(3)Included in the gross amounts of cash collateral paid for securities borrowed was $175 million and $757 million at June 30, 2020 and December 31, 2019, respectively, transacted through a program with a clearing organization, which guarantees the return of cash to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.
(4)Included in the gross amounts of cash collateral received for securities loaned was $784 million and $401 million at June 30, 2020 and December 31, 2019, respectively, transacted through a program with a clearing organization, which guarantees the return of securities to the Company. For presentation purposes, these amounts presented are based on the counterparties under the Company’s master securities loan agreements.

E*TRADE Q2 2020 10-Q | Page 72

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Derivative Transactions
At June 30, 2020, all of the derivatives that the Company utilized in its hedging activities were subject to derivatives clearing agreements (centrally cleared derivatives contracts). These centrally cleared derivatives contracts enable clearing by a derivatives clearing organization through a clearing member. Under the contracts, the clearing member typically has a one-way right to offset all contracts in the event of the Company's default or bankruptcy. Collateral exchanged under these contracts is not included in the preceding table as the contracts may not qualify as master netting agreements. For financial statement purposes, the Company does not offset derivatives assets and derivative liabilities. See Note 8—Derivative Instruments and Hedging Activities for additional information.

E*TRADE Q2 2020 10-Q | Page 73

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6—AVAILABLE-FOR-SALE AND HELD-TO-MATURITY SECURITIES
The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity securities (dollars in millions):

	Amortized Cost	Gross Unrealized / Unrecognized Gains	Gross Unrealized / Unrecognized Losses	Fair Value
June 30, 2020:
Available-for-sale securities:
Agency mortgage-backed securities	$14,567	$1,151	$(83)	$15,635
Agency debentures	1,210	49	(4)	1,255
US Treasuries	1,202	121	—	1,323
Non-agency asset-backed securities(1)	1,479	14	(5)	1,488
Non-agency mortgage-backed securities	272	19	—	291
Total available-for-sale securities	$18,730	$1,354	$(92)	$19,992
Held-to-maturity securities:
Agency mortgage-backed securities	$25,579	$870	$(34)	$26,415
Agency debentures	208	13	(2)	219
Other agency debt securities	1,395	67	—	1,462
Total held-to-maturity securities	$27,182	$950	$(36)	$28,096

December 31, 2019:
Available-for-sale securities:(2)
Agency mortgage-backed securities	$16,267	$836	$(68)	$17,035
Agency debentures	632	27	—	659
US Treasuries	1,233	34	(40)	1,227
Non-agency asset-backed securities(1)	417	2	(2)	417
Non-agency mortgage-backed securities	159	4	—	163
Total available-for-sale securities	$18,708	$903	$(110)	$19,501
Held-to-maturity securities:(2)
Agency mortgage-backed securities	$20,085	$293	$(49)	$20,329
Agency debentures	267	4	—	271
Other agency debt securities	1,617	31	(2)	1,646
Total held-to-maturity securities	$21,969	$328	$(51)	$22,246
(1)Non-agency ABS collateralized by credit card, automobile loan and student loan receivables represented approximately 40%, 37% and 23% respectively, of the amortized cost of the non-agency ABS held at June 30, 2020 and approximately 54%, 18% and 28%, respectively, of the amortized cost of the non-agency ABS held at December 31, 2019.
(2)Securities with a fair value of $744 million were transferred from available-for-sale to held-to-maturity based on a change in intent and demonstrated ability to hold these to maturity in December 2019.

E*TRADE Q2 2020 10-Q | Page 74

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Contractual Maturities
The following table presents the contractual maturities of all available-for-sale and held-to-maturity debt securities (dollars in millions):

	June 30, 2020
	Amortized Cost	Fair Value
Available-for-sale debt securities:
Due within one year	$400	$402
Due within one to five years	1,045	1,057
Due within five to ten years	9,274	10,244
Due after ten years	8,011	8,289
Total available-for-sale debt securities	$18,730	$19,992
Held-to-maturity debt securities:
Due within one year	$55	$56
Due within one to five years	2,016	2,114
Due within five to ten years	2,780	2,992
Due after ten years	22,331	22,934
Total held-to-maturity debt securities	$27,182	$28,096

At June 30, 2020 and December 31, 2019, the Company had pledged $6.3 billion and $7.4 billion, respectively, of held-to-maturity debt securities, and $429 million and $456 million, respectively, of available-for-sale securities, as collateral for FHLB advances, derivatives and other purposes.

E*TRADE Q2 2020 10-Q | Page 75

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

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses	Fair Value	Unrealized / Unrecognized Losses
June 30, 2020:
Available-for-sale securities:
Agency mortgage-backed securities	$2,427	$(47)	$1,231	$(36)	$3,658	$(83)
Non-agency mortgage-backed securities	31	—	—	—	31	—
Agency debentures	296	(4)	—	—	296	(4)
US Treasuries	175	—	—	—	175	—
Non-agency asset-backed securities	330	(4)	88	(1)	418	(5)
Total temporarily impaired available-for-sale securities	$3,259	$(55)	$1,319	$(37)	$4,578	$(92)
Held-to-maturity securities:
Agency mortgage-backed securities	$1,315	$(5)	$1,074	$(29)	$2,389	$(34)
Agency debentures	99	(2)	—	—	99	(2)
Other agency debt securities	—	—	33	—	33	—
Total temporarily impaired held-to-maturity securities	$1,414	$(7)	$1,107	$(29)	$2,521	$(36)

December 31, 2019:
Available-for-sale securities:
Agency mortgage-backed securities	$2,045	$(32)	$1,916	$(36)	$3,961	$(68)
Non-agency mortgage-backed securities	50	—	—	—	50	—
US Treasuries	402	(40)	—	—	402	(40)
Non-agency asset-backed securities	251	(2)	—	—	251	(2)
Total temporarily impaired available-for-sale securities	$2,748	$(74)	$1,916	$(36)	$4,664	$(110)
Held-to-maturity securities:
Agency mortgage-backed securities	$1,337	$(4)	$3,600	$(45)	$4,937	$(49)
Other agency debt securities	181	(1)	135	(1)	316	(2)
Total temporarily impaired held-to-maturity securities	$1,518	$(5)	$3,735	$(46)	$5,253	$(51)

The Company does not believe that any individual unrealized loss in the available-for-sale portfolio or unrecognized loss in the held-to-maturity portfolio as of June 30, 2020 represents a credit loss. Investment securities backed by the US government or its agencies comprised 96% and 99%, respectively, of the amortized cost basis of the Company's portfolio at June 30, 2020 and December 31, 2019. The Company has no expectation of credit losses for these securities based on the credit profiles of those entities and our historical loss experience for such investments. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for additional details.

E*TRADE Q2 2020 10-Q | Page 76

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
There were no impairment losses recognized in earnings on available-for-sale or held-to-maturity securities during the six months ended June 30, 2020 and 2019.
Gains (Losses) on Securities and Other, Net
The following table presents the components of gains (losses) on securities and other, net (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Gains (losses) on available-for-sale securities, net:
Gains on available-for-sale securities	$38	$15	$57	$26
Losses on available-for-sale securities	(15)	(80)	(15)	(80)
Subtotal	23	(65)	42	(54)
Equity method investment income and other	—	1	1	1
Gains (losses) on securities and other, net	$23	$(64)	$43	$(53)

In June 2020, the Company sold $571 million of investment securities due to market conditions. Gains (losses) on securities and other, net includes $15 million of losses related to these sales. In June 2019, the Company repositioned its balance sheet through the sales of $4.5 billion of lower-yielding investment securities. Gains (losses) on securities and other, net includes $80 million of losses related to these sales in the second quarter 2019.

E*TRADE Q2 2020 10-Q | Page 77

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
Loans receivable decreased 5% to $1.5 billion during the six months ended June 30, 2020 driven by continued runoff in our mortgage loan portfolio offset by increases in securities-based lending. Loans receivable, net increased 1% to $1.6 billion during the six months ended June 30, 2020 due to increases in securities-based lending and the $114 million pre-tax benefit associated with the adoption of the amended guidance. This pre-tax benefit, offset by the provision expense and net recoveries, was the primary driver of the $82 million net "negative allowance" for credit losses at June 30, 2020. The "negative allowance" for credit losses represented 5.4% of total loans receivable as of June 30, 2020. The allowance for credit losses was $(17) million, or (1.1)% of total loans receivable, as of December 31, 2019.

The Company recognized a benefit for credit losses of $(1) million for the three months ended June 30, 2020 and a provision for credit losses of $5 million for the six months ended June 30, 2020. The timing and magnitude of the provision (benefit) for credit losses is affected by many factors that could result in variability. Changes in management's reasonable and supportable forecasts of estimated credit losses and collateral valuations, offset by actual charge-offs net of recoveries, will drive variability in provision (benefit) for credit losses in future periods.

The COVID-19 pandemic, and actions taken by governmental authorities to contain its financial and economic impact, resulted in significant market volatility during the first and second quarters of 2020. The Company's allowance for credit losses as of June 30, 2020 includes the estimated financial impacts of the pandemic on its expected credit losses, including expected losses on loans in forbearance due to COVID-19.

E*TRADE Q2 2020 10-Q | Page 78

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents loans receivable disaggregated by delinquency status (dollars in millions):

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized Premiums, Net	Allowance for Credit Losses(1)	Loans Receivable, Net
June 30, 2020:
One- to four-family	$614	$47	$20	$33	$714	$4	$36	$754
Home equity	509	17	9	15	550	—	46	596
Securities-based lending(2)	258	—	—	—	258	—	—	258
Total loans receivable	$1,381	$64	$29	$48	$1,522	$4	$82	$1,608

		Days Past Due
	Current	30-89	90-179	180+	Total	Unamortized Premiums, Net	Allowance for Loan Losses(1)	Loans Receivable, Net
December 31, 2019:
One- to four-family	$718	$39	$11	$35	$803	$5	$(6)	$802
Home equity	590	21	7	17	635	—	(11)	624
Securities-based lending(2)	169	—	—	—	169	—	—	169
Total loans receivable	$1,477	$60	$18	$52	$1,607	$5	$(17)	$1,595
(1)The Company adopted amended accounting guidance related to accounting for credit losses on January 1, 2020. Prior year amounts related to the allowance for loan losses were not restated as the amended accounting guidance was adopted on a modified retrospective basis. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for further details.
(2)E*TRADE Line of Credit is a securities-based lending product where customers can borrow against the market value of their securities pledged as collateral. The Company has no expectation of credit losses for these loans as they were fully collateralized by cash and securities with fair values in excess of borrowings at both June 30, 2020 and December 31, 2019, respectively. The unused credit line amount totaled $1.1 billion and $431 million as of June 30, 2020 and December 31, 2019, respectively, and were unconditionally cancellable by the Company.
The Company adopted the provisions of the CARES Act and related interagency guidance during the second quarter of 2020. Under the guidance, certain modifications granted to borrowers who are experiencing financial difficulties as a result of the COVID-19 pandemic are not considered TDRs. As the delinquency reporting was also updated to reflect the application of this guidance, these loans may not be reported as delinquent based on their contractual terms. Loans classified as TDRs prior to the pandemic do not qualify for relief under this guidance, and past due status for such loans was determined based on the contractual terms of the loan consistent with the Company's existing policies.
The Company pledged $900 million and $1.2 billion of loans as collateral to the FHLB at June 30, 2020 and December 31, 2019, respectively.
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

E*TRADE Q2 2020 10-Q | Page 79

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following tables present the distribution of the Company’s mortgage loan portfolios by credit quality indicator (dollars in millions):

	One- to Four-Family		Home Equity
	June 30,	December 31,	June 30,	December 31,
Current LTV/CLTV(1)	2020	2019	2020	2019
<=80%	$587	$661	$331	$377
80%-100%	85	97	131	154
100%-120%	25	26	61	68
>120%	17	19	27	36
Total mortgage loans receivable	$714	$803	$550	$635
Average estimated current LTV/CLTV (2)	61%	61%	76%	76%
Average LTV/CLTV at loan origination (3)	70%	70%	82%	82%
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

	One- to Four-Family		Home Equity
	June 30,	December 31,	June 30,	December 31,
Current FICO	2020	2019	2020	2019
>=720	$403	$462	$291	$333
719 - 700	61	77	49	61
699 - 680	53	55	44	54
679 - 660	39	40	41	43
659 - 620	60	63	48	59
<620	98	106	77	85
Total mortgage loans receivable	$714	$803	$550	$635

One- to four-family loans include loans with an interest-only period, followed by an amortizing period. At June 30, 2020, 100% of these loans were amortizing. The home equity loan portfolio consists of HEILs and HELOCs. HEILs are primarily fully amortizing loans that do not offer the option of an interest-only payment. The majority of HELOCs had an interest only draw period at origination and converted to amortizing loans at the end of the draw period. At June 30, 2020, substantially all of the HELOC portfolio had converted from the interest-only draw period.

E*TRADE Q2 2020 10-Q | Page 80

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The weighted average age of our mortgage loans receivable was 14.2 years and 13.7 years at June 30, 2020 and December 31, 2019, respectively. Approximately 32% of the Company’s mortgage loans receivable were concentrated in California at both June 30, 2020 and December 31, 2019, respectively. Approximately 11% and 10% of the Company's mortgage loans receivable were concentrated in New York at June 30, 2020 and December 31, 2019. No other state had concentrations of mortgage loans that represented 10% or more of the Company’s mortgage loans receivable at June 30, 2020 or December 31, 2019.
At June 30, 2020, 27% and 18% of the Company’s past-due mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of past-due mortgage loans that represented 10% or more of the Company's past-due mortgage loans. At June 30, 2020, 40% and 11% of the Company’s impaired mortgage loans were concentrated in California and New York, respectively. No other state had concentrations of impaired mortgage loans that represented 10% or more of the Company's impaired mortgage loans.
Nonperforming Loans
The Company classifies loans as nonperforming when they are no longer accruing interest. The following table presents nonperforming loans by loan portfolio (dollars in millions):

	June 30, 2020	December 31, 2019
One- to four-family	$239	$114
Home equity	104	54
Total nonperforming loans receivable	$343	$168

The Company adopted the provisions of the CARES Act and related interagency guidance during the second quarter of 2020. The Company classifies loans modified as a result of financial difficulties related to COVID-19 as nonperforming and places them on nonaccrual status at the date of the modification consistent with existing accounting policies. The increase in nonperforming loans receivable during the six months ended June 30, 2020 was primarily driven by these modifications and included $151 million of loans for which the modification qualified under the CARES Act and related interagency guidance. Subsequent cash receipts related to these loans will be recognized in interest income. Loans will be returned to accrual status when the payment deferral period has ended and the borrower resumes payments.

Interest income recognized on nonaccrual loans was not material for the three or six months ended June 30, 2020. There were no nonaccrual loans for which the Company had not recognized an allowance for credit losses at June 30, 2020. There were no loans that were 90 days or more past due, but were not on nonaccrual status at June 30, 2020.

E*TRADE Q2 2020 10-Q | Page 81

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
At June 30, 2020 and December 31, 2019, the Company held $10 million and $13 million of real estate owned that was acquired through foreclosure or through a deed in lieu of foreclosure or similar legal agreement. The Company held $30 million and $32 million of loans for which formal foreclosure proceedings were in process at June 30, 2020 and December 31, 2019, respectively.
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

The following table presents credit quality characteristics of the collateral-dependent loan population (dollars in millions):

	June 30, 2020
	One- to Four-Family	Home Equity
Unpaid principal balance	$188	$148
Recorded investment	$141	$55
Negative allowance for credit losses	$37	$63
Average estimated current LTV/CLTV	71%	76%
Average loan amount (dollars in thousands)	$364	$63
Approximately 35% and 15% of the Company's collateral-dependent loans were concentrated in California and New York, respectively at June 30, 2020. No other state had concentrations of mortgage loans that represented 10% or more of the Company's collateral-dependent loans. All of these loans were amortizing at June 30, 2020.
E*TRADE Q2 2020 10-Q | Page 82

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
The following table presents a roll forward by loan portfolio of the allowance for credit losses (dollars in millions):

	Three Months Ended June 30, 2020
	One- to Four-Family	Home Equity	Total(1)
Allowance for credit losses, beginning of period	$35	$51	$86
(Provision) benefit for credit losses	1	—	1
Charge-offs(2)	—	—	—
Recoveries(2)	—	(5)	(5)
Net charge-offs (recoveries)	—	(5)	(5)
Allowance for credit losses, end of period	$36	$46	$82

	Three Months Ended June 30, 2019
	One- to Four-Family	Home Equity	Consumer	Total(1)
Allowance for loan losses, beginning of period(3)	$(9)	$(21)	$(2)	$(32)
(Provision) benefit for loan losses	1	8	(1)	8
Charge-offs(2)	—	—	1	1
Recoveries(2)	(1)	(6)	—	(7)
Net charge-offs (recoveries)	(1)	(6)	1	(6)
Allowance for loan losses, end of period	$(9)	$(19)	$(2)	$(30)

(1)Securities-based lending loans were fully collateralized by cash and securities with fair values in excess of borrowings for the three months ended June 30, 2020 and 2019, respectively, and were unconditionally cancellable by the Company.
(2)Includes benefits resulting from recoveries of partial charge-offs due to principal paydowns or payoffs for the periods presented. The benefits included in the charge-offs line item exceeded other charge-offs for both one-to-four family and home equity loans during the three months ended June 30, 2020 and 2019, respectively.
(3)The Company adopted amended accounting guidance related to accounting for credit losses on January 1, 2020. Prior year amounts related to the allowance for loan losses were not restated as the amended accounting guidance was adopted on a modified retrospective basis. See Note 1—Organization, Basis of Presentation and Summary of Significant Accounting Policies for further details.

E*TRADE Q2 2020 10-Q | Page 83

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Six Months Ended June 30, 2020
	One- to Four-Family	Home Equity	Total(1)
Allowance for loan losses, beginning of period(2)	$(6)	$(11)	$(17)
Impact of CECL adoption(2)(3)	43	71	114
(Provision) benefit for loan losses	—	(5)	(5)
Charge-offs(4)	—	—	—
Recoveries(4)	(1)	(9)	(10)
Net charge-offs (recoveries)	(1)	(9)	(10)
Allowance for credit losses, end of period(3)	$36	$46	$82

	Six Months Ended June 30, 2019
	One- to Four-Family	Home Equity	Consumer	Total(1)
Allowance for loan losses, beginning of period(2)	$(9)	$(26)	$(2)	$(37)
(Provision) benefit for loan losses	3	18	(1)	20
Charge-offs(4)	—	—	2	2
Recoveries(4)	(3)	(11)	(1)	(15)
Net charge-offs (recoveries)	(3)	(11)	1	(13)
Allowance for loan losses, end of period	$(9)	$(19)	$(2)	$(30)

(1)Securities-based lending loans were fully collateralized by cash and securities with fair values in excess of borrowings for the six months ended June 30, 2020 and 2019, respectively, and were unconditionally cancellable by the Company.
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
(4)Includes benefits resulting from recoveries of partial charge-offs due to principal paydowns or payoffs for the periods presented. The benefits included in the charge-offs line item exceeded other charge-offs for both one-to-four family and home equity loans during the six months ended June 30, 2020 and 2019, respectively.
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
The Company had $259 million of recorded investment in loans that had been modified as TDRs at June 30, 2020, including $158 million of one-to-four family loans and $101 million of home equity loans,

E*TRADE Q2 2020 10-Q | Page 84

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
respectively. This compared to $280 million of recorded investment in TDRs at December 31, 2019, including $168 million of one-to-four family loans and $112 million of home equity loans, respectively.
The following table presents the number of loans and post-modification balances immediately after being modified by major class (dollars in millions):

	Three Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other(1)	Total
June 30, 2020:
One- to four-family	6	$1	$1	$2
Home equity	1	—	—	—
Total	7	$1	$1	$2

June 30, 2019:
One- to four-family	7	$1	$2	$3
Home equity	9	—	—	—
Total	16	$1	$2	$3

	Six Months Ended
		Interest Rate Reduction
	Number of Loans	Re-age/ Extension/ Interest Capitalization	Other(1)	Total
June 30, 2020:
One- to four-family	10	$3	$1	$4
Home equity	9	1	—	1
Total	19	$4	$1	$5

June 30, 2019:
One- to four-family	16	$2	$3	$5
Home equity	20	1	—	1
Total	36	$3	$3	$6
(1)Amounts represent loans whose terms were modified in a manner that did not result in an interest rate reduction, including re-aged loans, extensions, and loans with capitalized interest.

E*TRADE Q2 2020 10-Q | Page 85

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8—DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Presentation on the Consolidated Balance Sheets
Hedging Instruments
The Company utilizes fair value hedges to offset exposure to changes in value of certain fixed-rate assets. All derivative contracts were designated as hedging instruments at June 30, 2020 and December 31, 2019, and the notional amount associated with these fair value hedge contracts was $10.5 billion and $10.1 billion, respectively, for the same periods. The consolidated balance sheets exclude derivative assets of $1 million and $52 million at June 30, 2020 and December 31, 2019, respectively, and derivative liabilities of $994 million and $457 million for the same periods. These contracts were executed through central clearing organizations and were settled by variation margin payments.
Credit Risk
As all of the derivatives that the Company utilizes in its hedging activities at June 30, 2020 are subject to derivatives clearing agreements (cleared derivatives contracts), the credit risk associated with these cleared derivatives contracts is largely mitigated by the daily variation margin exchanged with counterparties.

E*TRADE Q2 2020 10-Q | Page 86

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Hedged Assets
The following table presents the cumulative basis adjustments related to the amortized cost basis or carrying amount of hedged assets in fair value hedging relationships (dollars in millions):

		Cumulative Amount of Fair Value Hedging Basis Adjustment of Hedged Assets(2)
	Amortized Cost of Hedged Assets(1)	Total	Active	Discontinued
June 30, 2020:
Available-for-sale securities(3)	$13,589	$1,540	$1,301	$239

		Cumulative Amount of Fair Value Hedging Basis Adjustment Included in Carrying Amount of Hedged Assets(2)
	Carrying Amount of Hedged Assets(4)	Total	Active	Discontinued
December 31, 2019:
Available-for-sale securities(3)	$12,480	$583	$810	$(227)
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
(3)Includes the amortized cost basis and carrying value of closed portfolios of prepayable securities designated in hedging relationships in which the hedged item is the last layer of principal expected to be remaining throughout the hedge term as of June 30, 2020 and December 31, 2019. As of June 30, 2020 and December 31, 2019, respectively, the amortized cost basis of this portfolio was $383 million and $162 million, the amount of the designated hedged items was $290 million and $148 million and the cumulative amount of fair value hedging basis adjustments associated with these hedges was a loss of $19 million and a gain of $1 million.
(4)The carrying amount includes the amortized cost and the impact of basis adjustments on active fair value hedges.

E*TRADE Q2 2020 10-Q | Page 87

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Presentation on the Consolidated Statements of Income
The following table presents the effects of fair value hedge accounting on the consolidated statements of income (dollars in millions):

	Interest Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Total interest income	$409	$560	$852	$1,115

Effects of fair value hedging on total interest income(1)(2)
Agency debentures:
Amounts recognized as interest accruals on derivatives	(2)	—	(2)	—
Changes in fair value of hedged items	10	24	225	31
Changes in fair value of derivatives	(9)	(25)	(224)	(32)
Net loss on fair value hedging relationships - agency debentures	(1)	(1)	(1)	(1)

Agency mortgage-backed securities:
Amounts recognized as interest accruals on derivatives	(25)	1	(37)	4
Amortization of basis adjustments from discontinued hedges	2	9	10	19
Changes in fair value of hedged items	75	414	930	688
Changes in fair value of derivatives	(73)	(413)	(939)	(686)
Net (loss) gain on fair value hedging relationships - agency mortgage-backed securities	(21)	11	(36)	25
Total net (loss) gain on fair value hedging relationships	$(22)	$10	$(37)	$24
(1)Excludes interest income accruals on hedged items and amounts recognized upon the sale of securities attributable to fair value hedge accounting.
(2)Excludes interest on variation margin related to centrally cleared derivative contracts.

E*TRADE Q2 2020 10-Q | Page 88

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9—DEPOSITS
The following table presents the significant components of deposits (dollars in millions):

	June 30, 2020	December 31, 2019
Sweep deposits:
Brokerage sweep deposits	$39,924	$27,949
Bank sweep deposits(1)	169	6,355
Savings deposits(2)	1,728	2,592
Other deposits(3)	1,846	1,710
Total deposits	$43,667	$38,606
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
(3)Includes checking deposits, money market deposits and certificates of deposit. As of June 30, 2020 and December 31, 2019, the Company had $245 million and $197 million in non-interest bearing deposits, respectively.

NOTE 10—OTHER BORROWINGS AND CORPORATE DEBT
Other Borrowings
The following table presents the Company's external lines of credit at June 30, 2020 (dollars in millions):

Description	Maturity Date	Borrower	Outstanding	Available
Senior unsecured, committed revolving credit facility(1)	June 2024	ETFC	$—	$300
FHLB secured credit facility	Determined at trade	ETB	$—	$5,960
Federal Reserve Bank discount window	Overnight	ETB	$—	$1,077
Senior unsecured, committed revolving credit facility(2)	June 2021	ETS	$—	$550
Secured, committed lines of credit	June 2021	ETS	$—	$175
Unsecured, uncommitted lines of credit	None	ETS	$—	$75
Secured, uncommitted lines of credit	None	ETS	$—	$425
(1)The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to the Company's interest coverage, leverage and regulatory net capital ratios with which the Company was in compliance at June 30, 2020.
(2)On June 19, 2020, E*TRADE Securities entered into a 364-day, $550 million senior unsecured committed revolving credit facility, which replaced its 364-day senior unsecured committed revolving credit facility entered into on June 21, 2019. The senior unsecured committed revolving credit facility contains certain covenants, including maintenance covenants related to E*TRADE Securities' minimum consolidated tangible net worth and regulatory net capital ratio with which the Company was in compliance at June 30, 2020.
E*TRADE Securities had an unsecured uncommitted line of credit of $50 million with an unaffiliated bank that matured in June 2020.

E*TRADE Q2 2020 10-Q | Page 89

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Corporate Debt
The following tables present the significant components of E*TRADE Financial's corporate debt (dollars in millions):

	Face Value	Discount	Net
June 30, 2020:
Interest-bearing notes:
2.95% Senior Notes, due 2022	$600	$(2)	$598
3.80% Senior Notes, due 2027	400	(3)	397
4.50% Senior Notes, due 2028	420	(3)	417
Total corporate debt	$1,420	$(8)	$1,412

December 31, 2019:
Interest-bearing notes:
2.95% Senior Notes, due 2022	$600	$(3)	$597
3.80% Senior Notes, due 2027	400	(3)	397
4.50% Senior Notes, due 2028	420	(4)	416
Total corporate debt	$1,420	$(10)	$1,410

E*TRADE Q2 2020 10-Q | Page 90

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11—SHAREHOLDERS' EQUITY
Preferred Stock
The following table presents the preferred stock outstanding (in millions except total shares outstanding and per share data):

					Carrying Value at
Description	Issuance Date	Per Annum Dividend Rate	Total Shares Outstanding	Liquidation Preference per Share	June 30, 2020	December 31, 2019
Series A
Fixed-to-Floating Rate Non-Cumulative	8/25/2016	5.875% to, but excluding, 9/15/2026; 3-mo LIBOR + 4.435% thereafter	400,000	$1,000	$394	$394
Series B
Fixed-to-Floating Rate Non-Cumulative	12/6/2017	5.30% to, but excluding, 3/15/2023; 3-mo LIBOR + 3.16% thereafter	3,000	$100,000	295	295
Total			403,000		$689	$689
Dividend on Preferred Stock
The following table presents the cash dividends paid on preferred stock (in millions except per share data):

Six Months Ended June 30, 2020
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/6/2020	3/2/2020	3/16/2020	$29.38	$12
Series B (1)
2/6/2020	3/2/2020	3/16/2020	$2,650.00	8
Total				$20

Six Months Ended June 30, 2019
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
Series A (1)
2/7/2019	2/28/2019	3/15/2019	$29.38	$12
Series B (1)
2/7/2019	2/28/2019	3/15/2019	$2,650.00	8
Total				$20
(1)Dividends are non-cumulative and payable semi-annually, if declared.
On July 23, 2020, the Company's board of directors declared a dividend of $2,650.00 per share (equivalent to $26.50 per depositary share, each representing 1/100th ownership interest in a share), or $8 million in the aggregate, to holders of record of the Series B preferred stock and a dividend of $29.38 per share, or $12 million in the aggregate, to holders of record of the Series A preferred stock as of August 31, 2020. The dividends will be paid on September 15, 2020.

E*TRADE Q2 2020 10-Q | Page 91

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Common Stock
Dividend on Common Stock
The following table presents the cash dividends paid on common stock (in millions except per share data):

Six Months Ended June 30, 2020
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
1/22/2020	2/25/2020	3/2/2020	$0.14	$31
4/22/2020	5/13/2020	5/19/2020	$0.14	31
Total				$62

Six Months Ended June 30, 2019
Declaration Date	Record Date	Payment Date	Dividend per Share	Dividend Paid
1/23/2019	2/1/2019	2/15/2019	$0.14	$35
4/16/2019	5/13/2019	5/20/2019	$0.14	34
Total				$69
On July 22, 2020, the Company declared a cash dividend for the third quarter of $0.14 per share on its outstanding shares of common stock. The dividend will be payable on August 25, 2020 to shareholders of record as of the close of business on August 19, 2020.
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
Other Common Stock Activity
Other common stock activity includes shares withheld to pay taxes for share-based compensation, employee stock purchase plan and other activity. The Company discontinued its employee stock purchase plan in April 2020 and refunded all amounts withheld to employees.

E*TRADE Q2 2020 10-Q | Page 92

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Accumulated Other Comprehensive Loss
The following table presents after-tax changes in each component of accumulated other comprehensive loss (dollars in millions):

	2020	2019
Accumulated other comprehensive loss, beginning of period(1)	$(28)	$(275)
Other comprehensive (loss) income before reclassifications	(126)	112
Amounts reclassified from accumulated other comprehensive loss	(14)	(7)
Net change	(140)	105
Balance, March 31,	$(168)	$(170)
Other comprehensive income before reclassifications	142	64
Amounts reclassified from accumulated other comprehensive loss	(16)	48
Net change	126	112
Accumulated other comprehensive loss, end of period(1)	$(42)	$(58)
(1)The accumulated other comprehensive loss balances and activities were related to available-for-sale securities in both periods.
The following table presents other comprehensive income (loss) activity and the related tax effect (dollars in millions):

	Three Months Ended June 30,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive income
Available-for-sale securities:
Unrealized gains, net	$193	$(51)	$142	$86	$(22)	$64
Reclassification into earnings, net	(22)	6	(16)	65	(17)	48
Net change from available-for-sale securities	171	(45)	126	151	(39)	112
Other comprehensive income	$171	$(45)	$126	$151	$(39)	$112

	Six Months Ended June 30,
	2020			2019
	Before Tax	Tax Effect	After Tax	Before Tax	Tax Effect	After Tax
Other comprehensive (loss) income
Available-for-sale securities:
Unrealized gains, net	$21	$(5)	$16	$236	$(60)	$176
Reclassification into earnings, net	(41)	11	(30)	55	(14)	41
Net change from available-for-sale securities	(20)	6	(14)	291	(74)	217
Other comprehensive (loss) income	$(20)	$6	$(14)	$291	$(74)	$217

E*TRADE Q2 2020 10-Q | Page 93

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The following table presents the consolidated statements of income line items impacted by reclassifications out of accumulated other comprehensive loss (dollars in millions):

Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss				Affected Line Items in the Consolidated Statements of Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Available-for-sale securities:	$22	$(65)	$42	$(54)	Gains (losses) on securities and other, net
	—	—	(1)	(1)	Interest income
	22	(65)	41	(55)	Reclassification into earnings, before tax
	(6)	17	(11)	14	Income tax (expense) benefit
	$16	$(48)	$30	$(41)	Reclassification into earnings, net

NOTE 12—EARNINGS PER SHARE
Net income available to common shareholders, or net income less preferred stock dividends, represents the numerator used in the computation of basic and diluted earnings per common share. The denominators used in the computation of basic and diluted earnings per common share are basic and diluted weighted average common shares outstanding, respectively.
Basic weighted average common shares outstanding were 221.4 million and 221.9 million for the three and six months ended June 30, 2020, respectively, compared to 243.0 million and 244.6 million for the same periods in 2019. The difference between basic and diluted weighted average common shares outstanding includes the weighted-average dilutive impact of securities, including restricted stock units and awards, dividend equivalent units, employee stock purchase plan shares and stock options, as well as the weighted-average dilutive impact of convertible debentures. This activity represented 0.3 million shares for the three and six months ended June 30, 2020, respectively, compared to 0.5 million and 0.6 million shares for the same periods in 2019. This resulted in diluted weighted average common shares outstanding of 221.7 million and 222.2 million for the three and six months ended June 30, 2020, respectively, compared to 243.5 million and 245.2 million for the same periods in 2019. The amount of certain restricted stock and options excluded from the calculations of diluted earnings per common share due to the anti-dilutive effect was not material for the three and six months ended June 30, 2020 and 2019.

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

E*TRADE Q2 2020 10-Q | Page 94

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
At June 30, 2020 and December 31, 2019, all of the Company’s broker-dealer and FCM subsidiaries met applicable minimum net capital requirements. The following table presents a summary of the minimum net capital requirements and excess capital for the Company’s broker-dealer and FCM subsidiaries (dollars in millions):

	Required Net Capital	Net Capital	Excess Net Capital
June 30, 2020:
E*TRADE Securities(1)	$212	$1,346	$1,134
E*TRADE Futures	4	31	27
Total	$216	$1,377	$1,161

December 31, 2019:
E*TRADE Securities	$223	$1,251	$1,028
E*TRADE Futures	3	28	25
Total	$226	$1,279	$1,053
(1)E*TRADE Securities paid dividends of $250 million to the parent company during the six months ended June 30, 2020.
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

E*TRADE Q2 2020 10-Q | Page 95

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	June 30, 2020					December 31, 2019
	Actual		Well Capitalized Minimum Capital		Excess Capital	Actual		Well Capitalized Minimum Capital		Excess Capital
	Amount	Ratio	Amount	Ratio	Amount	Amount	Ratio	Amount	Ratio	Amount
E*TRADE Financial(1)
Tier 1 leverage	$4,387	6.7%	$3,262	5.0%	$1,125	$4,035	6.9%	$2,922	5.0%	$1,113
Common Equity Tier 1	$3,698	29.4%	$817	6.5%	$2,881	$3,346	31.5%	$692	6.5%	$2,654
Tier 1 risk-based	$4,387	34.9%	$1,006	8.0%	$3,381	$4,035	37.9%	$852	8.0%	$3,183
Total risk-based	$4,387	34.9%	$1,257	10.0%	$3,130	$4,060	38.2%	$1,064	10.0%	$2,996
E*TRADE Bank(1)
Tier 1 leverage	$3,527	7.2%	$2,449	5.0%	$1,078	$3,240	7.2%	$2,253	5.0%	$987
Common Equity Tier 1	$3,527	34.9%	$656	6.5%	$2,871	$3,240	36.5%	$577	6.5%	$2,663
Tier 1 risk-based	$3,527	34.9%	$808	8.0%	$2,719	$3,240	36.5%	$710	8.0%	$2,530
Total risk-based	$3,527	34.9%	$1,009	10.0%	$2,518	$3,257	36.7%	$888	10.0%	$2,369
E*TRADE Savings Bank(1)
Tier 1 leverage	$1,510	35.6%	$212	5.0%	$1,298	$1,480	40.7%	$182	5.0%	$1,298
Common Equity Tier 1	$1,510	123.4%	$80	6.5%	$1,430	$1,480	224.7%	$43	6.5%	$1,437
Tier 1 risk-based	$1,510	123.4%	$98	8.0%	$1,412	$1,480	224.7%	$53	8.0%	$1,427
Total risk-based	$1,510	123.4%	$122	10.0%	$1,388	$1,480	224.7%	$66	10.0%	$1,414
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
Litigation Matters
On October 27, 2000, Ajaxo, Inc. (Ajaxo) filed a complaint in the Superior Court for the State of California, County of Santa Clara. Ajaxo sought damages and certain non-monetary relief for the Company’s alleged breach of a non-disclosure agreement with Ajaxo pertaining to certain wireless technology that Ajaxo offered the Company as well as damages and other relief against the Company for their alleged misappropriation of Ajaxo’s trade secrets. Following a jury trial, a judgment was entered in 2003 in favor of Ajaxo against the Company for $1 million for breach of the Ajaxo non-disclosure agreement. The trial court subsequently denied Ajaxo’s requests for additional damages and relief following which Ajaxo appealed. Although the Company paid Ajaxo the full amount due on the above-described judgment, the case was remanded back to the trial court by the California Court of Appeals, and on May 30, 2008, a jury returned a verdict in favor of the Company denying all claims raised and demands for damages against the Company. After various appeals the case was again remanded back to the trial court. Following the third trial in this

E*TRADE Q2 2020 10-Q | Page 96

E*TRADE FINANCIAL CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
matter, in a Judgment and Statement of Decision filed September 16, 2015, the Court denied all claims for royalties by Ajaxo. Ajaxo’s post-trial motions were denied. Ajaxo has appealed to the Court of Appeals, Sixth District. On April 23, 2020, the California Court of Appeals upheld the trial Court's judgment and denied all appeals by Ajaxo, and the matter is now closed.
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
Several shareholders filed federal lawsuits that alleged the Company violated Sections 14 and 20(a) of the Securities Exchange Act by failing to disclose material information in connection with the proxy statement / prospectus that Morgan Stanley filed on Form S-4 with the SEC on April 17, 2020. On July 6, 2020, the Company announced that the plaintiffs in the federal actions agreed to dismiss their claims with prejudice.
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

E*TRADE Q2 2020 10-Q | Page 97

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
The Company’s equity method investments, investments measured at cost and other investments are generally limited liability investments in partnerships, companies and other similar entities, including tax credit partnerships and community development entities, which are not required to be consolidated. The Company had $51 million in unfunded contingent investment commitments with respect to these investments at June 30, 2020.
At June 30, 2020, the Company had $13 million of certificates of deposit scheduled to mature in less than one year.
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

E*TRADE Q2 2020 10-Q | Page 98

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
(b)There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, identified in connection with management's evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite transitioning nearly all of our workforce to a remote working environment as a result of the COVID-19 pandemic. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize the impact to their design and operating effectiveness.

E*TRADE Q2 2020 10-Q | Page 99

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
Risks Related to the Proposed Merger with Morgan Stanley
On February 20, 2020, E*TRADE Financial Corporation entered into a Merger Agreement with Morgan Stanley, a Delaware corporation (Morgan Stanley), and Moon-Eagle Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Morgan Stanley (Merger Sub), pursuant to which Merger Sub will merge with and into the Parent Company, with the Parent Company surviving as a wholly-owned subsidiary of Morgan Stanley (Merger), subject to the terms and conditions set forth therein. The parties also intend, and Morgan Stanley has agreed to take such actions as are necessary to cause, immediately following the effective time of the Merger, the surviving corporation in the Merger to merge with and into a newly established Delaware limited liability company which is a direct, wholly owned subsidiary of Morgan Stanley (Second Merger Sub) with Second Merger Sub surviving as a direct, wholly owned subsidiary of Morgan Stanley. There are a number of risks and uncertainties relating to the Merger. Because of these risks and uncertainties, we have supplemented the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, to add the below risk factors. For more information regarding the proposed merger, E*TRADE stockholders are encouraged to read the definitive proxy statement filed by the Company and the prospectus filed by Morgan Stanley, in each case, on June 12, 2020 and referred to in the "Where You Can Find More Information" section of each document.
Because the exchange ratio pursuant to the Merger Agreement is fixed and the market price of Morgan Stanley common stock has fluctuated and will continue to fluctuate, E*TRADE stockholders cannot be sure of the value of the consideration they will receive upon completion of the Merger or the value of the E*TRADE common stock they will give up.
Upon completion of the Merger, (i) each share of E*TRADE common stock outstanding immediately prior to the Merger (except for shares of E*TRADE common stock held by E*TRADE as treasury stock or by Morgan Stanley (other than any fiduciary shares) which will be cancelled without consideration) will automatically be converted into the right to receive 1.0432 shares of Morgan Stanley common stock (Common Merger Consideration) and (ii) each share of E*TRADE Series A Preferred Stock and E*TRADE Series B Preferred Stock outstanding immediately prior to the Merger (except for shares of E*TRADE Series A Preferred Stock and E*TRADE Series B Preferred Stock held by E*TRADE as treasury stock or by Morgan Stanley (other than any fiduciary shares) which will be cancelled without consideration) will automatically be converted into the right to receive one share of New Morgan Stanley Replacement Series

E*TRADE Q2 2020 10-Q | Page 100

Table of Content
A Preferred Stock or New Morgan Stanley Replacement Series B Preferred Stock, as applicable, having the terms set forth in the Merger Agreement. Because the exchange ratio is fixed, the value of the Common Merger Consideration will depend on the market price of Morgan Stanley common stock at the time the Merger is completed. The value of the Common Merger Consideration has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate from the date of this filing to the date of the E*TRADE special meeting and the date the Merger is completed and thereafter. Accordingly, at the time of the E*TRADE special meeting, E*TRADE stockholders will not know or be able to determine the market value of the Common Merger Consideration they would receive upon completion of the Merger. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Morgan Stanley’s and E*TRADE’s respective businesses, operations and prospects, market assessments of the likelihood that the Merger will be completed, the timing of the Merger, regulatory considerations and COVID-19. Many of these factors are beyond Morgan Stanley’s and E*TRADE’s control. You are urged to obtain current market quotations for Morgan Stanley’s common stock traded on the NYSE (trading symbol “MS”) and E*TRADE’s common stock traded on the NASDAQ (trading symbol “ETFC”).
The market price of Morgan Stanley common stock after the Merger may be affected by factors different from those affecting the market price of E*TRADE common stock.
Upon completion of the Merger, holders of shares of E*TRADE common stock will become holders of shares of Morgan Stanley common stock. The businesses of Morgan Stanley differ from those of E*TRADE in important respects, and, accordingly, the results of operations of Morgan Stanley after the Merger, as well as the market price of Morgan Stanley common stock, may be affected by factors different from those currently affecting the results of operations of E*TRADE. For further information on the respective businesses of Morgan Stanley and E*TRADE and certain factors to consider in connection with those businesses, see the documents incorporated by reference into the definitive proxy statement filed by the Company and the prospectus filed by Morgan Stanley, in each case, on June 12, 2020 and referred to in the “Where You Can Find More Information” section of each document. Additionally, the market price of Morgan Stanley common stock may fluctuate significantly following completion of the Merger, and holders of E*TRADE common stock could lose the value of their investment in Morgan Stanley common stock. The issuance of shares of Morgan Stanley common stock in the Merger could on its own have the effect of depressing the market price for Morgan Stanley common stock. In addition, many E*TRADE stockholders may decide not to hold the shares of Morgan Stanley common stock they receive as a result of the Merger. Other E*TRADE stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of Morgan Stanley common stock they receive as a result of the Merger. Any such sales of Morgan Stanley common stock could have the effect of depressing the market price for Morgan Stanley common stock. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, the Morgan Stanley common stock, regardless of Morgan Stanley’s actual operating performance.
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

E*TRADE Q2 2020 10-Q | Page 101

Table of Content
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

E*TRADE Q2 2020 10-Q | Page 102

Table of Content
E*TRADE may have difficulty attracting, motivating and retaining executives and other employees in light of the Merger.
Uncertainty about the effect of the Merger on E*TRADE employees may impair E*TRADE’s ability to attract, retain and motivate personnel prior to and following the Merger. Employee retention may be particularly challenging during the pendency of the Merger, as employees of E*TRADE may experience uncertainty about their future roles with the combined business. If employees of E*TRADE depart, the integration of the companies may be more difficult and the combined business following the Merger may be harmed, and the anticipated benefits of the Merger may be adversely affected. In addition, there could otherwise be disruptions to or distractions for the workforce and management associated with integrating employees into Morgan Stanley.
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
The closing of the Merger is conditioned upon the expiration or termination of any applicable waiting period, or any extension thereof, under the HSR Act and other required governmental authorizations. Although

E*TRADE Q2 2020 10-Q | Page 103

Table of Content
Morgan Stanley and E*TRADE have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or that the relevant authorizations will be obtained. In addition, the governmental authorities with or from which these authorizations are required have broad discretion in administering the governing regulations. Adverse developments in Morgan Stanley’s or E*TRADE’s regulatory standing or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally could affect whether and when required governmental authorizations are granted. As a condition to authorization of the Merger, governmental authorities may impose requirements, limitations or costs or place restrictions on the conduct of Morgan Stanley’s business after completion of the Merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying the closing of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting Morgan Stanley’s businesses and results of operations after completion of the Merger. In addition, there can be no assurance that these terms, obligations or restrictions will not result in the delay or abandonment of the Merger.
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
The Merger Agreement contains provisions that make it more difficult for E*TRADE to sell its business to a party other than Morgan Stanley. These provisions include a general prohibition on E*TRADE soliciting any acquisition proposal or offer for a competing transaction. Further, subject to certain exceptions, the E*TRADE board of directors will not withdraw or modify in a manner adverse to Morgan Stanley the recommendation of the E*TRADE board of directors in favor of the approval and adoption of the Merger Agreement, and Morgan Stanley generally has a right to match any competing acquisition proposals that may be made. Notwithstanding the foregoing, at any time prior to the approval and adoption of the Merger Agreement by E*TRADE stockholders, the E*TRADE board of directors is permitted to withdraw or modify in a manner adverse to Morgan Stanley the recommendation of the E*TRADE board of directors in favor of the approval and adoption of the Merger Agreement in certain circumstances if it determines in good faith that the failure to take such action would be reasonably likely to be inconsistent with its fiduciary duties to E*TRADE stockholders under applicable law. The Merger Agreement does not require that E*TRADE submit the approval and adoption of the Merger Agreement to a vote of E*TRADE stockholders if the E*TRADE board of directors changes its recommendation in favor of the approval and adoption of the Merger Agreement in a manner adverse to Morgan Stanley and terminates the Merger Agreement in order to enter into an alternative acquisition agreement with respect to a competing transaction in accordance with the terms of the Merger Agreement. In certain circumstances, upon termination of the Merger Agreement, E*TRADE will be required to pay a termination fee of $375 million to Morgan Stanley, including

E*TRADE Q2 2020 10-Q | Page 104

Table of Content
if E*TRADE terminates the Merger Agreement prior to obtaining E*TRADE stockholder approval in order to enter into an alternative acquisition agreement with respect to a competing transaction in accordance with the terms of the Merger Agreement.
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

E*TRADE Q2 2020 10-Q | Page 105

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
Based on the number of shares of E*TRADE common stock and the E*TRADE equity awards outstanding as of the record date for the E*TRADE special meeting, Morgan Stanley estimates that it will issue approximately 233,013,148 shares of Morgan Stanley common stock pursuant to the Merger, provided that Morgan Stanley may be required to reserve additional shares of Morgan Stanley common stock for issuance if the Merger is not completed as of January 1, 2021 and certain E*TRADE equity awards are required to be converted into equity awards of Morgan Stanley pursuant to the merger agreement. The actual number of shares of Morgan Stanley common stock to be issued and reserved for issuance in connection with the Merger will be determined at completion of the Merger based on the exchange ratio and the number of shares of E*TRADE common stock and the E*TRADE equity awards outstanding at that time. Based on the number of shares of E*TRADE common stock outstanding as of June 10, 2020, and the number of shares of Morgan Stanley common stock outstanding as of June 10, 2020, Morgan Stanley and E*TRADE estimate that, as of immediately following completion of the Merger, holders of Morgan Stanley common stock as of immediately prior to the Merger will hold approximately 87% and holders of E*TRADE common stock immediately prior to the merger will hold approximately 13%, of the outstanding shares of Morgan Stanley common stock (or, on a fully diluted basis, holders of Morgan Stanley common stock as of immediately prior to the Merger will hold approximately 88% and holders of E*TRADE common stock as of immediately prior to the Merger will hold approximately 12% of the shares of Morgan Stanley common stock). Consequently, former E*TRADE stockholders will have less influence over the management and policies of Morgan Stanley than they currently have over the management and policies of E*TRADE.
E*TRADE stockholders are not entitled to appraisal rights in connection with the Merger.
Appraisal rights are statutory rights that enable stockholders to dissent from certain extraordinary transactions, such as certain mergers, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the applicable transaction. Under Delaware law, holders of shares of E*TRADE common stock will not have rights to an appraisal of the fair value of their shares in connection with the Merger.
Lawsuits have been filed against E*TRADE and its board of directors and other lawsuits may be filed against E*TRADE, Morgan Stanley and / or their respective boards of directors challenging the Merger. An adverse ruling in any such lawsuit may prevent the Merger from being completed.
As of July 6, 2020, ten complaints had been filed by purported E*TRADE stockholders challenging the Merger. The first, filed in the United States District Court for the Southern District of New York by Shiva Stein individually, was captioned Stein v. E*TRADE Financial Corporation et al., case number 1:20-cv-03134-LAP. Stein v. E*TRADE Financial Corporation et al. named as defendants E*TRADE and each

E*TRADE Q2 2020 10-Q | Page 106

Table of Content
member of the E*TRADE board of directors. The second complaint, a putative class action complaint, was filed in the United States District Court for the District of Delaware by John Thompson and was captioned Thompson v. E*TRADE Financial Corporation et al., case number 1:20-cv-00553-RGA. Thompson v. E*TRADE Financial Corporation et al. named as defendants Morgan Stanley, Merger Sub, E*TRADE and each member of the E*TRADE board of directors. The third complaint, filed in the United States District Court for the District of New Jersey by Jacqueline Galeano individually, was captioned Galeano v. E*TRADE Financial Corporation et al., case number 2:20-cv-05123-KM-ESK. Galeano v. E*TRADE Financial Corporation et al. named as defendants E*TRADE and each member of the E*TRADE board of directors. The fourth complaint, a putative class action complaint, was filed in the United States District Court for the Southern District of New York by Kevin Brown and was captioned Brown v. E*TRADE Financial Corporation et al., case number 1:20-cv-03322-LAP. Brown v. E*TRADE Financial Corporation et al. named as defendants E*TRADE and each member of the E*TRADE board of directors. The fifth complaint, filed in the United States District Court for the District of New Jersey by Yael Respler individually, was captioned Respler v. E*TRADE Financial Corporation et al., case number 2:20-cv-05229-KM-ESK. Respler v. E*TRADE Financial Corporation et al. named as defendants E*TRADE and each member of the E*TRADE board of directors. The sixth complaint, filed in the United States District Court for the Southern District of New York by Stourbridge Investments LLC individually, was captioned Stourbridge Investments LLC v. E*TRADE Financial Corporation et al., case number 1:20-cv-03457-LAP. Stourbridge Investments LLC v. E*TRADE Financial Corporation et al. named as defendants E*TRADE and each member of the E*TRADE board of directors. The seventh complaint, filed in the United States District Court for the Southern District of New York by Chris Ramsubhag individually, was captioned Ramsubhag v. E*TRADE Financial Corporation et al., case number 1:20-cv-03891-LAP. Ramsubhag v. E*TRADE Financial Corporation et al. named as defendants E*TRADE and each member of the E*TRADE board of directors. The eighth complaint, filed in the United States District Court for the District of New Jersey by Abby Katz individually, was captioned Katz v. E*TRADE Financial Corporation et al., case number 2:20-cv-06212-KM-ESK. Katz v. E*TRADE Financial Corporation et al. named as defendants E*TRADE and each member of the E*TRADE board of directors. The ninth complaint, filed in the United States District Court for the Southern District of New York by Victor Serebruany individually, was captioned Serebruany v. E*TRADE Financial Corporation et al., case number 1:20-cv-04344-UA. Serebruany v. E*TRADE Financial Corporation et al. named as defendants E*TRADE and each member of the E*TRADE board of directors. The tenth complaint, filed in the United States District Court for the Southern District of New York by the Rosenfeld Family Foundation individually, was captioned Rosenfeld Family Foundation v. E*TRADE Financial Corporation et al., case number 1:20-cv-05013. Rosenfeld Family Foundation v. E*TRADE Financial Corporation et al. named as defendants E*TRADE and each member of the E*TRADE board of directors.
The complaints generally alleged, among other things, that the defendants named therein authorized the filing of a materially incomplete and misleading registration statement. Among other remedies, the complaints sought to enjoin the approval and adoption of the Merger Agreement by a vote of our stockholders and/or the closing of the Merger, as well as damages, costs and attorneys’ fees. On July 6, 2020, the Company announced that the plaintiffs in the federal actions agreed to dismiss their claims with prejudice. There can be no assurances that additional complaints or demands will not be filed or made with respect to the merger. If additional similar complaints or demands are filed or made, absent new or different allegations that are material, neither E*TRADE nor Morgan Stanley will necessarily announce them.
One of the conditions to completion of the Merger is the absence of any applicable law (including any order) being in effect that prohibits completion of the Merger. Accordingly, if a plaintiff is successful in obtaining an order prohibiting completion of the Merger, then such order may prevent the Merger from being completed, or from being completed within the expected timeframe.

E*TRADE Q2 2020 10-Q | Page 107

Table of Content
Morgan Stanley and E*TRADE will incur significant transaction and Merger-related costs in connection with the Merger.
Morgan Stanley and E*TRADE expect to incur a number of non-recurring costs associated with the Merger and combining the operations of the two companies. The significant, non-recurring costs associated with the Merger include, among others, fees and expenses of financial advisors and other advisors and representatives, certain employment-related costs relating to employees of E*TRADE, filing fees due in connection with filings required under the HSR Act and filing fees and printing and mailing costs for the proxy statement/prospectus. Some of these costs have already been incurred or may be incurred regardless of whether the Merger is completed, including a portion of the fees and expenses of financial advisors and other advisors and representatives and filing fees for the proxy statement/prospectus filed by each of the Company and Morgan Stanley. Morgan Stanley also will incur transaction fees and costs related to formulating and implementing integration plans with respect to the two companies, including facilities and systems consolidation costs. Morgan Stanley continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses. Although Morgan Stanley expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow Morgan Stanley to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
The Merger may not be accretive, and may be dilutive, to Morgan Stanley’s earnings per share, which may negatively affect the market price of Morgan Stanley common stock following completion of the Merger.
In connection with the completion of the Merger, Morgan Stanley expects to issue approximately 233,013,148 Morgan Stanley common shares, provided that Morgan Stanley may be required to reserve additional shares of Morgan Stanley common stock for issuance if the Merger is not completed as of January 1, 2021 and certain E*TRADE equity awards are required to be converted into equity awards of Morgan Stanley pursuant to the Merger Agreement. The issuance of new Morgan Stanley common shares could have the effect of depressing the market price of Morgan Stanley common shares. Morgan Stanley currently projects that the Merger will result in a number of benefits, including enhanced competitive positioning and a platform from which to accelerate growth, and that it will ultimately be accretive to earnings per share. This projection is based on preliminary estimates that may materially change. However, future events and conditions could reduce or delay the accretion that is currently projected or result in the Merger being dilutive to Morgan Stanley’s earnings per share, including adverse changes in market conditions, additional transaction and integration related costs and other factors such as the failure to realize some or all of the benefits anticipated in the Merger. Any dilution of, reduction in or delay of any accretion to, Morgan Stanley’s earnings per share could cause the price of shares of Morgan Stanley common stock to decline or grow at a reduced rate.
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

E*TRADE Q2 2020 10-Q | Page 108

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
The COVID-19 outbreak has also weighed on the macroeconomic environment, which has resulted in significant market volatility and a significant reduction in interest rates. As a result, the Company experienced sequential declines in net interest margin, net interest income and other related revenues. While these decreases were offset by increased trading-based revenues resulting from continued record customer engagement, we cannot be certain that such levels will persist should the scope and duration of the disruption be prolonged. Prolonged disruption to the global economy may negatively impact customer engagement and could impair our customers’ ability to fulfill their credit obligations which could lead to increased losses associated with our mortgage loan portfolio, margin or other securities-based lending. The full extent to which the COVID-19 outbreak, or the emergence of another disease pandemic, and measures taken in response thereto, could materially adversely affect our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the outbreak or pandemic, actions taken by governmental authorities to contain the financial and economic impact of the outbreak or pandemic, the effects on our customers, employees and third-party vendors, and the overall impact to the economy and society.

E*TRADE Q2 2020 10-Q | Page 109

Table of Content
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below shows the timing and impact of the shares withheld from employees to satisfy tax withholding obligations during the three months ended June 30, 2020 (dollars in millions, except share data and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of the Publicly Announced Programs(2)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs(2)
April 1, 2020 - April 30, 2020	6,179	$41.42	—	$820
May 1, 2020 - May 31, 2020	6,607	$41.50	—	$820
June 1, 2020 - June 30, 2020	1,924	$49.66	—	$820
Total	14,710	$42.53	—
(1)Excludes commission paid, if any.
(2)On July 18, 2019, the Company announced a new $1.5 billion share repurchase program that the Company is currently operating under. The Company suspended repurchases under its current program subsequent to the announcement of the proposed merger with Morgan Stanley in February 2020.
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

E*TRADE Q2 2020 10-Q | Page 110

ITEM 6. EXHIBITS

Exhibit Number	Description

**31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

**101.SCH	Inline XBRL Taxonomy Extension Schema Document

**101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

**104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

**	Filed herewith.

E*TRADE Q2 2020 10-Q | Page 111

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 5, 2020

E*TRADE Financial Corporation (Registrant)

By	/S/ MICHAEL A. PIZZI
Michael A. Pizzi
Chief Executive Officer
(Principal Executive Officer)

By	/S/ CHAD E. TURNER
Chad E. Turner
Chief Financial Officer
(Principal Financial Officer)

By	/S/ DIRK W. WYCKOFF
Dirk W. Wyckoff
Corporate Controller
(Principal Accounting Officer)

E*TRADE Q2 2020 10-Q | Page 112